Form 10-Q
period 1996-06-30
PHYSIO CONTROL INTERNATIONAL CORP \DE\
filed 1996-08-14
CIK 1003088

PHYSIO-CONTROL INTERNATIONL CORPORATION                                 1

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------


(Mark One)

X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- - -
   Act of 1934

FOR THE QUARTER ENDED JUNE 30, 1996

                                      OR

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
- - -
   Act of 1934

COMMISSION FILE NUMBER: 0-27242


                   PHYSIO-CONTROL INTERNATIONAL CORPORATION

            (Exact name of registrant as specified in its charter)

                DELAWARE                                91-1673799
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

                            11811 WILLOWS ROAD N.E.
                           REDMOND, WASHINGTON 98052

                   (Address of principal executive offices)

                                (206) 867-4000

             (Registrant's telephone number, including area code)





        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                Yes X                           No
                    _                              _


        As of July 19, 1996, there were 16,766,502 shares of the Registrant's Common Stock outstanding.


================================================================================

PHYSIO-CONTROL INTERNATIONAL CORPORATION                                2


- - --------------------------------------------------------------------------------


                                   FORM 10-Q
                                 JUNE 30, 1996


                                                INDEX                                          PAGE
                                                -----                                          ----
PART I.         FINANCIAL INFORMATION

ITEM 1.         Consolidated Financial Statements

                .  Consolidated Statements of Operations for the three months ended June 30, 1996 and 1995 and for the six months ended
                   June 30, 1996 and 1995.......................................................3

                .  Consolidated Balance Sheets as of June 30, 1996
                   and December 31, 1995........................................................4

                .  Consolidated Statement of Changes in Stockholders' Equity
                   for the six months ended June 30, 1996.......................................5

                .  Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995.................................................6

                .  Notes to Consolidated Financial Statements...................................7

ITEM 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................................9



PART II.        OTHER INFORMATION

ITEM 1.         Legal Proceedings..............................................................12

ITEM 4.         Submission of Matters to a Vote of Security Holders............................12

ITEM 6.         Exhibits and Reports on Form 8-K...............................................12

PHYSIO-CONTROL INTERNATIONAL CORPORATION                                3

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

 .......................................................................................................

(Unaudited)
                                            Three Months Ended June 30,       Six Months Ended June 30,

                                                1996            1995            1996            1995
                                        --------------   -------------   -------------   -------------
Net sales                                      $42,923         $36,817         $85,678         $73,538
Cost of sales                                   20,715          16,993          42,147          34,864
                                        --------------   -------------   -------------   -------------


        Gross profit                            22,208          19,824          43,531          38,674
                                        --------------   -------------   -------------   -------------


Research and development                         4,569           4,740           9,207           8,792
Sales and marketing                              8,042           7,677          15,837          14,198
General and administrative                       3,077           2,643           6,119           6,348
Management consulting fees                          --             984              --           1,967
                                        --------------   -------------   -------------   -------------


        Operating expense                       15,688          16,044          31,163          31,305
                                        --------------   -------------   -------------   -------------


Interest expense                                  (448)           (716)           (874)         (1,537)
Interest income                                      2              51              10             119
Other expense, net                                (184)           (314)           (468)           (355)
                                        --------------   -------------   -------------   -------------


Income before income taxes                       5,890           2,801          11,036           5,596
Income tax expense                              (2,003)           (979)         (3,753)         (1,956)
                                        --------------   -------------   -------------   -------------


Net income                                      $3,887          $1,822          $7,283          $3,640
                                        --------------   -------------   -------------   -------------


Net earnings per common and
     common equivalent shares                    $0.22                           $0.41
Weighted average number of common
     and common equivalent shares
     outstanding                            17,934,734                      17,901,956


Pro forma net earnings per common
     and common equivalent shares                                $0.12                           $0.24
Pro forma weighted average number
     of common and common equivalent
     shares outstanding                                     15,759,194                      15,406,218



- - -------------------------------------------------------------------------------------------------------

 ...........................................................................
The accompanying notes are an integral part of these financial statements.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                                4

- - --------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

 ..............................................................................................................


                                                                         June 30, 1996       December 31, 1995
                                                                     -----------------       -----------------
                                                                          (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                                       $4,784                  $4,575
Accounts receivable, net                                                        32,577                  27,130
Inventories                                                                     30,894                  30,208
Prepaid income taxes                                                               ---                   2,637
Prepaid expenses                                                                 1,414                   1,044
Deferred income taxes                                                            2,790                   2,790
                                                                     -----------------       -----------------
        Total current assets                                                    72,459                  68,384

Noncurrent Assets
Debt issue costs                                                                   128                     151
Other assets                                                                     1,852                   1,127
Deferred income taxes                                                            3,124                   3,124
Property, plant and equipment, net                                               8,947                   5,714
                                                                     -----------------       -----------------

Total assets                                                                   $86,510                 $78,500

                                                                     -----------------       -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                               $10,076                 $10,109
Accrued liabilities                                                             17,778                  23,103
Income taxes payable                                                               189                     ---
                                                                     -----------------       -----------------

        Total current liabilities                                               28,043                  33,212
                                                                     -----------------       -----------------

Noncurrent Liabilities
Long-term debt                                                                  22,344                  16,211
Unfunded pension obligations                                                     2,096                   2,396
                                                                     -----------------       -----------------

        Total noncurrent liabilities                                            24,440                  18,607
                                                                     -----------------       -----------------

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred stock, par value $0.01 per share, 5,000,000
        shares authorized, no shares issued or outstanding                         ---                     ---

Common stock, voting, par value $0.01 per share, 40,000,000 shares
        authorized; 16,766,502 shares issued and outstanding                       168                     168
Additional paid-in capital                                                      23,797                  23,615
Retained earnings                                                               10,042                   2,759
Equity adjustment from foreign currency translation                                 20                     139
                                                                     -----------------       -----------------

        Total stockholders' equity                                              34,027                  26,681
                                                                     -----------------       -----------------

Total liabilities and stockholders' equity                                     $86,510                 $78,500

- - --------------------------------------------------------------------------------------       -----------------

 ...........................................................................
The accompanying notes are an integral part of these financial statements.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                                5

- - -------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)
 ...............................................................................................................................

(Unaudited)

                                                                                                     Equity
                                            Common Stock                                         Adjustment
                                               (Voting)              Additional                 from Foreign
                                    ------------------------            Paid-In       Retained      Currency
                                        Shares       Dollars            Capital       Earnings   Translation              Total
                                    ----------       -------      -------------       --------  ------------        -----------

BALANCE AT DECEMBER 31, 1995        16,754,909          $168            $23,615         $2,759          $139            $26,681

Issuance of common shares                5,293           ---                106            ---           ---                106

Stock issued upon exercise
  of options                             6,300           ---                 76            ---           ---                 76

Equity adjustment from
  foreign currency translation             ---           ---                ---            ---          (119)              (119)

Net income                                 ---           ---                ---          7,283           ---              7,283
                                    ----------       -------      -------------       --------  ------------        -----------

BALANCE AT JUNE 30, 1996            16,766,502          $168            $23,797        $10,042           $20            $34,027
- - ----------------------------------------------       -------      -------------       --------  ------------        -----------

 ............................................................................
The accompanying notes are an integral part of these financial statements.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                                6

- - ---------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
 ...............................................................................................................

(Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                         1996            1995
                                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $7,283          $3,640
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and amortization                                                              630             791
Decrease (increase) in receivables                                                      (5,447)         19,223
Decrease (increase) in inventories                                                        (686)          2,550
Decrease in prepaid income taxes                                                         2,637             ---
Increase in prepaid expense and other assets                                            (1,181)           (186)
Decrease in accounts payable                                                               (33)         (3,200)
Decrease in accrued and other liabilities                                               (5,625)         (4,455)
Increase (decrease) in income taxes payable                                                189          (5,989)
                                                                                  ------------    -------------

Net cash provided by (used in) operating activities                                     (2,233)         12,374
                                                                                  -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets, net of cash acquired                                            ---          (2,044)
Purchases of property, plant and equipment                                              (3,754)         (1,839)
                                                                                  -------------   -------------

Net cash used in investing activities                                                   (3,754)         (3,883)
                                                                                  -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                                 182             ---
Repayment of term debt                                                                     ---          (1,131)
Borrowings under revolving debt                                                         35,924           9,000
Repayments on revolving debt                                                           (29,791)        (18,250)
                                                                                  -------------   -------------

Net cash provided by (used in) financing activities                                      6,315         (10,381)
                                                                                  ------------    -------------

Effect of exchange rate changes                                                           (119)              7
                                                                                  -------------   ------------

Increase (decrease) in cash and cash equivalents                                           209          (1,883)
Cash and cash equivalents at beginning of period                                         4,575           5,229
                                                                                  ------------    ------------

Cash and cash equivalents at end of period                                              $4,784          $3,346
- - ----------------------------------------------------------------------------------------------    ------------

 ............................................................................
The accompanying notes are an integral part of these financial statements.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                                7

- - --------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(dollars in thousands)

 ................................................................................


(Unaudited)
NOTE 1. GENERAL

The consolidated financial statements of Physio-Control International Corporation (the "Company") at June 30, 1996 and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the Company's Annual Report to Shareholders incorporated by reference on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

Net earnings per common and common equivalent share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Fully diluted net earnings per common and common equivalent share is not materially different from primary net earnings per common and common equivalent share and is therefore not presented.

As a result of the changes in the Company's capital structure effective with the initial public offering in December 1995, historical earnings per common share amounts would not be meaningful and therefore, have not been presented in these financial statements for the three and six month periods ended June 30, 1995.

Pro forma Earnings Per Share

For purposes of calculating pro forma net earnings per share, the weighted average number of shares outstanding has been calculated giving retroactive effect to the equity recapitalization described in Note 11 of the Company's Annual Report to Shareholders incorporated by reference on Form 10-K for the fiscal year ended December 31, 1995.

Recent Accounting Pronouncement

During October 1995, the Financial Accounting Standards Board issued FAS 123, "Accounting for Stock-Based Compensation", which established financial accounting and reporting standards for stock-based employee compensation plans and for the issuance of equity instruments to acquire goods and services from nonemployees. The Company has not determined its method of adoption for the fiscal year ended December 31, 1996.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                                8



- - --------------------------------------------------------------------------------

NOTE 3.  INVENTORIES

Inventories consist of the following:

                                                        June 30, 1996         December 31, 1995
                                                 --------------------         -----------------
Finished products                                             $19,942                   $16,504
Purchased parts and assemblies in process                       6,967                     7,884
Service parts                                                   8,700                     9,507
                                                 --------------------         -----------------

                                                               35,609                    33,895

Less-Inventory allowances                                      (4,715)                   (3,687)
                                                 --------------------         -----------------

Total inventories                                             $30,894                   $30,208
                                                 --------------------         -----------------

NOTE 4.  STOCK OPTIONS

On January 30, 1996, the Company authorized the granting of 474,000 stock options with an exercise price of $20.50 to 188 employees under the 1996 Stock Incentive Plan. All option grants were at the fair-market value on that date and vest in equal installments over a five-year period. In addition, on May 23, 1996, the Company authorized the granting of 24,000 stock options with an exercise price of $19.75 to certain other employees. All option grants were at the fair-market value on that date and vest in equal installments over a five year period.


NOTE 5.  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company has been named as a defendant in several product and employment lawsuits. The Company has provided for its estimated exposure, including costs of litigation with respect to all liability claims. The Company's estimates of these expenses are based primarily on historical claims experience. The Company expects the cash amounts related to these accruals to be paid out over the next several years. The majority of the costs associated with defending and disposing of these suits are covered by insurance. The Company's estimates of insurance recoveries are based on existing deductibles and coverage limits.

Further, product liability claims may be asserted in the future for events not currently known by management. Although the ultimate liability from these potential claims cannot be ascertained at June 30, 1996, management does not anticipate that any related settlement, after consideration of potential insurance recovery, would have a material adverse effect on the Company's financial position, operating results or cash flows.

On November 13, 1995, the Company initiated litigation in Washington State Court against Heartstream, Inc. ("Heartstream"), a company recently formed to develop defibrillators and certain individuals who were formally employed by the Company and are founders of and current employees of Heartstream. The Company's claims are based on its belief that Heartstream and such individuals have, among other things, misappropriated certain of the Company's intellectual property and that such individuals have breached contractual obligations to the Company. The Company received an answer to its complaint from Heartstream during December 1995. In its answer, Heartstream denies the Company's claims and alleges certain counterclaims against the Company for, among other things, monopolization of the industry and tortuous interference with business opportunities and seeks monetary damages in excess of $10 million. The parties are currently conducting discovery in this litigation. If the Company does not prevail in this litigation or otherwise successfully resolve its claims, its ability to design and market certain future products may be adversely affected. In addition, if a court were to find in favor of Heartstream on its counterclaims, the Company could be held liable for significant damages.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                                9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS
- - -------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

The Company reported worldwide sales of $42.9 million during the second quarter of 1996, reflecting an increase of $6.1 million or 17% from the comparable 1995 period. Domestic sales for the 1996 quarter aggregated $33.2 million, up 30% from the comparable 1995 quarter; however, international sales totaling $9.7 million were down 14% from 1995 (an unusually large Danish order shipped during the comparable prior year period). The overall increase in revenue is due to increased product orders, an increase in service revenue resulting from the Company's ever increasing installed base, as well as higher sales of supplies which include disposable and accessory sales.

During the second quarter of 1996, the Company reported product orders of $32.3 million, up $2.6 million or 9% from the comparable 1995 period. The increase in product orders resulted primarily from domestic market share gains as well as a strong continuing demand for the Company's LIFEPAK(R) 11 products. In late December 1995, the Company received clearance from the FDA to market the LIFEPAK 11 defibrillator/pacemaker and began shipping the device during 1996.

Gross profit increased $2.4 million or 12% during the second quarter of 1996 from $19.8 million in the comparable 1995 period to $22.2 million. As a percentage of sales, gross profit decreased, from 54% in the comparable prior year period to 52% during the current period. The decrease in gross margin is primarily attributed to the Company's aggressive marketing approach aimed at capturing additional market share as well as a changing product mix.

Research and development ("R&D") expenditures for the second quarter of 1996 decreased 4% to $4.6 million from $4.8 million in the comparable 1995 period. The decrease was primarily due to a reduction in the use of temporary labor by the Company during the second quarter of 1996. Other R&D expenses remained consistent with the comparable 1995 period as the Company continued to develop new products and conduct ongoing research for the development of future products.

Selling, general and administrative ("SG&A") expenses in the second quarter of 1996 increased $0.8 million or 8% from the comparable prior year period. The increase resulted from costs incurred to further develop and expand the Company's direct sales and service operations in Europe. As a percentage of sales, however, SG&A expenses decreased from 28% during the comparable 1995 period to 26% during the current quarter as domestic SG&A expenses remained relatively constant over both periods despite an increase in consolidated revenues in 1996.

Management consulting fees payable to Bain Capital, Inc. decreased $1.0 million from the comparable quarter of 1995. The management consulting agreement was terminated during 1995 and the fees associated with the contract are not applicable during 1996.

Other expenses decreased $0.4 million to $0.6 million, from $1.0 million during the comparable 1995 period. The decrease was primarily due to lower interest expense resulting from (i) reduction of the Company's debt in December 1995, and
(ii) lower interest rates obtained as a result of refinancing the Company's debt in December 1995.

As a result of the above factors, 1996 second quarter net income was $3.9 million, an increase of $2.1 million, or 113% from the comparable 1995 period.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                                10

- - --------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

For the six months ended June 30, 1996, the Company reported worldwide sales of $85.7 million compared with sales of $73.5 million in the comparable 1995 period, an increase of $12.2 million or 17%. Domestic sales were up $12.4 million while international sales were down slightly ($0.3 million or 1.5%) from the comparable 1995 period due primarily to an unusually large 1995 Danish order.

Overall, sales were higher in the current six month period due primarily to increased demand for the Company's family of LIFEPAK products, an overall increase in service revenue, and a significant increase in sales of supplies which include accessories and disposable products.

During the six months ended June 30, 1996, product orders totaled $67.8 million, an increase of 11% over the comparable prior year period. The increase resulted from market share gains and strong demand for the LIFEPAK 11 product (defibrillator introduced in early 1996).

Gross profit increased $4.9 million or 13% for the six month period ended June 30, 1996 to $43.6 million from $38.7 million during the comparable 1995 period. As a percentage of sales, gross profit decreased from 53% in the prior year period to 51% in the 1996 period, largely as a result of the Company's aggressive trade-in programs aimed at increasing market share and changes in product mix.

R&D expenses for the six months ended June 30, 1996 increased $0.4 million or 5% over the comparable period in 1995. As a percentage of sales, R&D expenses declined to 11% in 1996 from 12% in 1995.

SG&A expenses for the first half of 1996 increased over the comparable 1995 period by $1.4 million, or 7%. As a percentage of sales, SG&A expenses decreased from 28% in the prior year period to 26% in the six months ended June 30, 1996. The increase is attributable to costs incurred to further develop the Company's direct sales and service operations in Europe, as well as selling expense related to higher sales volume in the current six month period.

Management consulting fees payable to Bain Capital, Inc. decreased $2.0 million from the comparable 1995 period. During 1995, the management consulting agreement was terminated and the fees associated with the contract are not applicable in 1996.

Other expenses decreased $0.5 million to $1.3 million during the six months ended June 30, 1996 from $1.8 million in the comparable 1995 period. This decrease was primarily due to lower interest expense resulting from (i) reduction of the Company's debt and (ii) lower interest rates obtained as a result of refinancing the Company's debt in December 1995.

As a result of the above factors, 1996 net income increased $3.7 million, or 100% from the comparable prior year period, from $3.6 million to $7.3 million during the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1996, the Company used $2.2 million in cash to finance operations. The use of working capital funds was primarily attributable to increased sales volume, evidenced by the increase in accounts receivable, partially offset by the increase in net income.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                                11

- - --------------------------------------------------------------------------------

Cash used for investing activities for the six months ended June 30, 1996 totaled $3.8 million which relates to capital expenditures. Consistent with the first quarter of 1996, primary capital expenditures during the current quarter included purchases of computer equipment, research equipment, and tooling for new products. The Company currently has no capital commitments outside the ordinary course of business. The Company's principal working capital requirements are financing accounts receivable and inventories. At June 30, 1996, the company had net working capital of $44.4 million, including accounts receivable of $32.6 million, inventories of $30.9 million, accounts payable of $10.1 million, and other accruals of $17.8 million.

During December 1995, the Company refinanced its existing indebtedness and entered into the Amended and Restated Credit Agreement ("the Credit Agreement"), which provides for a revolving credit facility ("the Revolver") not to exceed $30.0 million. The revolver bears interest, at the Company's option, at either
(i) the lender's base rate (the higher of such lender's prime rate or the federal funds rate plus 0.5%) or (ii) LIBOR plus 1.0%. Such rates are subject to increase in the event that the Company does not meet certain leverage and interest coverage ratios. At June 30, 1996, the average interest rate on amounts outstanding under the Revolver was 6.25%. The Company's indebtedness under the Revolver is secured by a first priority interest in and lien on all of the assets of Physio-Control Corporation ("PCC"), a pledge by the Company on all of the outstanding common stock of PCC and 65% of the outstanding stock of PCC's subsidiaries and other guaranties and pledges as defined in the Credit Agreement. The Credit Agreement includes various affirmative and negative covenants which require, among other things, that the Company maintain certain debt to equity and net worth ratios, limitations on capital expenditures, restrictions on the declaration and payment of dividends and minimum earnings before income taxes, depreciation and amortization. At June 30, 1996, the Company had borrowing availability of approximately $10.2 million under the Revolver and was in compliance with all related loan covenants of the Credit Agreement.

In addition, the Company has subordinated notes payable to Eli Lilly and Company totaling $2.5 million which originated in the acquisition of Physio-Control Corporation and certain foreign operations. Notes with a principal balance totaling $1.5 million mature on January 31, 2001 and bear interest at LIBOR plus 3.25%. A note with a principal balance of $1.0 million matures November 15, 1998 and bears interest at LIBOR plus 3.0%.

The Company believes that, based upon current levels of operations and anticipated growth, funds generated from operations, together with other available sources of liquidity, including borrowings under the Revolver, will be sufficient over the next twelve months for the Company to make anticipated capital expenditures and fund working capital requirements.

Approximately 25% of the Company's sales in the first half of 1996 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its sales. Certain of the Company's international receivables are denominated in foreign currencies, and exchange rate fluctuations impact the carrying value of these receivables. Historically, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                                12



PART II.        OTHER INFORMATION
- - --------------------------------------------------------------------------------


ITEM 1.         LEGAL PROCEEDINGS

There have been no material changes in the litigation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 29, 1996 except as reflected in the discussion under Note 5 of the Notes to Consolidated Financial Statements in Part I, Item 1, above.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on May 23, 1996, the following actions were taken:

1. Election of Nominated Directors:     For: 14,325,246         Withheld: 182,760
                                             ----------                   -------

2. Ratification of Price Waterhouse
   as Independent Auditors              For: 14,503,748         Against: 1,545          Abstain: 2,713
                                             ----------                  -----                   -----

No other matters were submitted to or actions taken by the shareholders at said Annual Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.     Description of Exhibit
- - ----------      ----------------------

27.1            Financial Data Schedule


No reports on Form 8-K were filed during the quarter ended June 30, 1996.





SIGNATURES
- - --------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.



Dated:  August 12, 1996



                                        PHYSIO-CONTROL INTERNATIONAL CORPORATION



                                        By          /s/ Joseph J. Caffarelli
                                          -------------------------------------



                                        Joseph J. Caffarelli

                                        Executive Vice President and
                                         Chief Financial Officer