Form 10-Q
period 1996-09-30
PHYSIO CONTROL INTERNATIONAL CORP \DE\
filed 1996-11-12
CIK 1003088

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                  __________________
                                      FORM 10-Q
                                  __________________


                                      (Mark One)
X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
--  Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                          OR

    Transition report pursuant to Section 13 or 15(d) of the Securities -- Exchange Act of 1934

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

         Yes   X                                           No
              ---                                               ---

    As of October 25, 1996, there were 16,910,107 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PHYSIO-CONTROL INTERNATIONAL CORPORATION                             2

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                      Form 10-Q
                                  September 30, 1996


                                                           Index                               Page
                                                           -----                               ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.     Consolidated Financial Statements

              -    Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995 and for the nine months
                   ended September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . .     3

              -    Consolidated Balance Sheets as of September 30, 1996
                   and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . .     4

              -    Consolidated Statement of Changes in Stockholders' Equity
                   for the nine months ended September 30, 1996 . . . . . . . . . . . . . . .     5

              -    Consolidated Statements of Cash Flows for the nine months
                   ended September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . .     6

              -    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .     7

  ITEM 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9


PART II. OTHER INFORMATION

  ITEM 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

  ITEM 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .    12


PHYSIO-CONTROL INTERNATIONAL CORPORATION                             3


PART I.  Financial Information

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


                                                      THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                              1996             1995                     1996                1995
                                                           -----------    ------------             -------------       ------------
                                                           (UNAUDITED)     (UNAUDITED)               (UNAUDITED)
Net sales                                                      $41,694         $34,733                  $127,372         $108,271
Cost of sales                                                   20,141          16,295                    62,288           51,158
                                                               -------         -------                  --------          -------

    Gross profit                                                21,553          18,438                    65,084           57,113
                                                               -------         -------                  --------          -------

Research and development                                         5,020           4,924                    14,227           13,716
Sales and marketing                                              8,192           7,635                    24,029           21,834
General and administrative                                       3,172           2,530                     9,291            8,878
Management consulting fees                                          --             983                        --            2,950
                                                               -------         -------                  --------          -------

    Operating expense                                           16,384          16,072                    47,547           47,378
                                                               -------         -------                  --------          -------

Interest expense                                                  (459)           (623)                   (1,333)          (2,160)
Other (expense) income, net                                       (331)             40                      (789)            (196)
                                                               -------         -------                  --------          -------
    Other expense                                                 (790)           (583)                   (2,122)          (2,356)
                                                               -------         -------                  --------          -------
Income before income taxes                                       4,379           1,783                    15,415            7,379
Income tax expense                                              (1,488)           (614)                   (5,241)          (2,570)
                                                               -------         -------                  --------          -------

Net income                                                      $2,891          $1,169                   $10,174           $4,809
                                                               -------         -------                  --------          -------
                                                               -------         -------                  --------          -------

(UNAUDITED)
Net earnings per common and
    common equivalent share                                      $0.16                                     $0.57
Weighted average number of common
    and common equivalent shares outstanding                18,083,182                                17,971,691
Pro forma net earnings per common
    and common equivalent share                                                  $0.07                                      $0.31
Pro forma weighted average number of common
    and common equivalent shares outstanding                                15,759,194                                 15,523,876


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


-------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                             4
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                      SEPTEMBER 30, 1996       DECEMBER 31, 1995
                                                      ------------------       -----------------
                                                           (UNAUDITED)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                       $4,255          $4,575

Accounts receivable, net                                        32,285          27,130

Inventories                                                     33,310          30,208

Prepaid income taxes                                                --           2,637

Prepaid expenses                                                 1,115           1,044

Deferred income taxes                                            3,179           2,790
                                                               -------         -------
    Total current assets                                        74,144          68,384


NONCURRENT ASSETS

Debt issue costs                                                   115             151

Other assets                                                     1,287           1,127

Deferred income taxes                                            3,124           3,124

Property, plant and equipment, net                              10,775           5,714
                                                               -------         -------
Total assets                                                   $89,445         $78,500
                                                               -------         -------
                                                               -------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                $8,919         $10,109

Accrued liabilities                                             18,641          23,103
                                                               -------         -------
    Total current liabilities                                   27,560          33,212
                                                               -------         -------
NONCURRENT LIABILITIES

Long-term  debt                                                 22,642          16,211

Unfunded pension obligations                                     1,947           2,396
                                                               -------         -------
    Total noncurrent liabilities                                24,589          18,607
                                                               -------         -------
Commitments and contingencies (Note 5)


STOCKHOLDERS' EQUITY

Preferred stock, par value $0.01 per share, 5,000,000
    shares authorized, no shares issued or outstanding              --              --

Common stock, voting, par value $0.01 per share,
    40,000,000 shares authorized; 16,908,139 and
    16,754,909 shares issued and outstanding, respectively         169             168

Additional paid-in capital                                      24,126          23,615

Retained earnings                                               12,933           2,759

Equity adjustment from foreign currency translation                 68             139
                                                               -------         -------
    Total stockholders' equity                                  37,296          26,681
                                                               -------         -------
Total liabilities and stockholders' equity                     $89,445         $78,500
-----------------------------------------------------------------------        -------
-----------------------------------------------------------------------        -------



---------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                             5


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------


(UNAUDITED)

                                                                                                 EQUITY
                                          COMMON STOCK                                         ADJUSTMENT
                                            (VOTING)            ADDITIONAL                    FROM FOREIGN
                                    --------------------          PAID-IN        RETAINED       CURRENCY
                                       SHARES    DOLLARS          CAPITAL        EARNINGS      TRANSLATION          TOTAL
                                    ---------    -------        ----------       --------     ------------        -------
BALANCE AT DECEMBER 31, 1995      16,754,909       $168           $23,615         $2,759         $139             $26,681
Issuance of common shares             11,318         --               212             --           --                 212
Stock issued upon exercise
   of options                        141,912          1               299             --           --                 300
Equity adjustment from
   foreign currency translation           --         --                --             --          (71)                (71)
Net income                                --         --                --         10,174           --              10,174
                                  ----------     ------          --------         ------       ------            --------

BALANCE AT SEPTEMBER 30, 1996     16,908,139       $169           $24,126        $12,933          $68             $37,296
---------------------------------------------  --------          --------     ----------       ------            --------
---------------------------------------------  --------          --------     ----------       ------            --------




--------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                             6


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------



                                                         NINE  MONTHS ENDED SEPTEMBER 30,
                                                                 1996            1995
                                                          ------------    ------------
                                                            (UNAUDITED)
Cash Flows From Operating Activities
Net income                                                     $10,174          $4,809
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization                                    1,090           1,193
Decrease (increase) in receivables                              (5,155)         20,958
Increase in inventories                                         (3,102)         (2,720)
Decrease (increase) in prepaid income taxes                      2,637          (2,276)
Decrease (increase) in prepaid expense and other assets           (408)          1,251
Decrease (increase) in deferred tax asset                         (389)          2,607
Decrease in accounts payable                                    (1,190)         (2,691)
Decrease in accrued and other liabilities                       (4,911)         (2,356)
Decrease in income taxes payable                                    --          (7,134)
                                                          ------------    ------------

     Net cash provided by (used in) operating activities        (1,254)         13,641
                                                          ------------    ------------
Cash Flows From Investing Activities
Acquisition of net assets, net of cash acquired                     --          (2,044)
Purchases of property, plant and equipment                      (5,938)         (4,033)
                                                          ------------    ------------
     Net cash used in investing activities                      (5,938)         (6,077)
                                                          ------------    ------------
Cash Flows From Financing Activities
Net proceeds from issuance of common stock                         512              --
Repayment of term debt                                              --          (1,249)
Borrowings under revolving debt                                 47,242          10,000
Repayments on revolving debt                                   (40,811)        (18,250)
                                                          ------------    ------------
     Net cash provided by (used in) financing activities         6,943          (9,499)
                                                          ------------    ------------

Effect of exchange rate changes                                    (71)            101
                                                          ------------    ------------

Decrease in cash and cash equivalents                             (320)         (1,834)
Cash and cash equivalents at beginning of period                 4,575           5,229
                                                          ------------    ------------
Cash and cash equivalents at end of period                      $4,255          $3,395
-----------------------------------------------------------------------   ------------
-----------------------------------------------------------------------   ------------


-------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                             7

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


(UNAUDITED)
NOTE 1.  GENERAL

The consolidated financial statements of Physio-Control International Corporation (the "Company") at September 30, 1996 and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the Company's Annual Report to Shareholders incorporated by reference on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

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

As a result of the changes in the Company's capital structure effective with the initial public offering in December 1995, historical earnings per common share amounts would not be meaningful and therefore, have not been presented in these financial statements for the three and nine month periods ended September 30, 1995.

PRO FORMA EARNINGS PER SHARE

For purposes of calculating pro forma net earnings per share, the weighted average number of shares outstanding has been calculated giving retroactive effect to the equity recapitalization described in Note 11 of the Consolidated Financial Statements included in the Company's Annual Report to Shareholders incorporated by reference on Form 10-K for the fiscal year ended December 31, 1995.

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

RECLASSIFICATIONS


Certain amounts in the prior period have been reclassified to conform with the current period presentation.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                             8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 3.   INVENTORIES

Inventories consist of the following:

                                         SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                         ------------------  -----------------
Finished products                                   $21,138            $16,504
Purchased parts and assemblies in process             7,924              7,884
Service parts                                         9,396              9,507
                                         ------------------  -----------------
                                                     38,458             33,895
Less-Inventory allowances                            (5,148)            (3,687)
                                         ------------------  -----------------
Total inventories                                   $33,310            $30,208
                                         ------------------  -----------------
                                         ------------------  -----------------


NOTE 4.  STOCK OPTIONS

On January 30, 1996, the Company authorized the granting of 474,000 stock options with an exercise price of $20.50 to 188 employees under the 1996 Stock Incentive Plan. In addition, on May 23, 1996 the Company authorized the granting of 24,000 stock options with an exercise price of $19.75 and on August 5, 1996, the Company authorized the granting of 400,500 options with an exercise price of $15.38. All options granted were at the fair-market value on that date and vest in equal installments over a five year period.


NOTE 5:  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company has been named as a defendant in several product lawsuits. The Company has provided for its estimated exposure, including costs of litigation with respect to all liability claims. The Company's estimates of these expenses are based primarily on historical claims experience. The Company expects the cash amounts related to these accruals to be paid out over the next several years. The majority of the costs associated with defending and disposing of these suits are covered by insurance. The Company's estimates of insurance recoveries are based on existing deductibles and coverage limits.

Further, product liability claims may be asserted in the future for events not currently known by management. Although the ultimate liability from these potential claims cannot be ascertained at September 30, 1996, management does not anticipate that any related settlement, after consideration of potential insurance recovery, would have a material adverse effect on the Company's financial position, operating results or cash flows.

On November 13, 1995, the Company initiated litigation in Washington State Court against Heartstream, Inc. ("Heartstream"), a company recently formed to develop defibrillators, and certain individuals who were formerly employed by the Company and are founders of and current employees of Heartstream. The Company's claims are based on its belief that Heartstream and such individuals have, among other things, misappropriated certain of the Company's intellectual property and that such individuals have breached contractual obligations to the Company. The Company received an answer to its complaint from Heartstream during December 1995. In its answer, Heartstream denies the Company's claims and alleges certain counterclaims against the Company for, among other things, monopolization of the industry and tortuous interference with business opportunities and seeks monetary damages in excess of $10 million. The parties are currently conducting discovery in this litigation. If the Company does not prevail in this litigation or otherwise successfully resolve its claims, its ability to design and market certain future products may be adversely affected. In addition, if a court were to find in favor of Heartstream on its counterclaims, the Company could be held liable for significant damages.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                             9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The Company reported worldwide sales of $41.7 million during the third quarter of 1996, an increase of $7.0 million or 20% from the comparable 1995 quarter. Domestic sales for the current quarter aggregated $31.6 million, up 21% from the comparable 1995 quarter and international sales totaled $10.1 million, up 19% from 1995. On a consolidated basis, equipment sales of $27.8 million increased 15% over the comparable quarter of 1995, mainly due to higher LIFEPAK-Registered Trademark- 11 and LIFEPAK 9 shipments. Service and supplies revenue of $13.9 million increased 32% over the comparable quarter of 1995 with service revenue of $6.6 million up 15% from the prior period and supplies (disposables and accessories) of $7.3 million, up 53% from the third quarter of 1995 driven by QUIK-COMBO-TM- electrode and LIFEPAK 11 accessory sales.

The 21% increase in domestic revenue was driven by sharply higher out-of-hospital market sales of $12.8 million, up 34% from the comparable 1995 quarter, primarily due to the strong demand for LIFEPAK 11 products. Hospital sales aggregated $7.8 million or $0.5 million (6%) lower than the third quarter of 1995 largely due to timing of orders as hospital sales during the second quarter of 1996 were up 15% from the second quarter of 1995. The 19% increase in international revenue was largely attributed to higher sales of LIFEPAK 9 products.

During the third quarter of 1996, the Company reported product orders of $38.9 million, up $3.7 million or 11% from the comparable 1995 quarter due to significant orders for the LIFEPAK 11 and LIFEPAK 9 products. Although domestic product orders showed only modest growth from record orders received in the third quarter of 1995, international product orders increased 41% over the comparable 1995 quarter.

Gross profit of $21.6 million increased $3.1 million or 17% from the comparable 1995 quarter. As a percentage of sales, gross profit decreased slightly to 51.7% during the current quarter from 53.1% in the comparable 1995 quarter. The decrease of 140 basis points in gross margin resulted primarily from a changing product mix, including higher service and supply sales.

Research and development ("R&D") expenditures of $4.9 million for the third quarter of 1996 increased $0.1 million from the comparable 1995 quarter. As a percentage of sales, R&D expenses decreased to 12% during the current 1996 quarter from 14% during the comparable 1995 quarter. The Company's significant investment in R&D activities reflect ongoing commitment to the development of new products as well as advancing research for the development of future products.

Selling, general and administrative ("SG&A") expenses of $10.2 million during the third quarter of 1996 increased $1.2 million or 12% from the comparable 1995 quarter. The increase resulted primarily from costs incurred to further develop and expand the Company's direct sales and service operations in Europe.
Domestic SG&A expenses, however, remained relatively constant during both periods. As a percentage of sales, the Company's SG&A expenses decreased to 27% during the current 1996 quarter from 29% during the comparable 1995 quarter.

Management consulting fees payable to Bain Capital, Inc. decreased $1.0 million from the comparable quarter of 1995. The management consulting agreement was terminated during 1995 and the fees associated with the contract were not applicable during 1996.

Other expenses increased $0.2 million from the comparable 1995 quarter from $0.6 million in 1995 to $0.8 million in 1996. This increase is primarily attributed to a non-recurring international expense during the third quarter of 1996.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                             10
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

As a result of the above factors, 1996 third quarter net income of $2.9 million increased $1.7 million or 147% from the comparable 1995 quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The Company reported worldwide sales of $127.4 million during the nine month period ended September 30, 1996, an increase of $19.1 million or 18% from the comparable 1995 period. Domestic sales of $96.2 million were up $17.8 million while international sales of $31.2 million were up $1.3 million from the
comparable 1995 period.   On a consolidated basis, equipment sales of $85.7
million were up 13% during the current nine month period due primarily to increased demand for the Company's family of LIFEPAK products. Worldwide service revenue of $20.1 million increased 12% and supplies revenue of $21.5 million increased 46% from 1995, driven by QUIK-COMBO electrode and LIFEPAK 11 accessory product sales.

For the nine month period ending September 30, 1996, the 23% increase in domestic revenue, when compared to the 1995 period, resulted from a 31% increase in out-of-hospital equipment sales, mainly LIFEPAK 11, and from a 30% increase in service and supplies revenue, mainly QUIK-COMBO electrodes and LIFEPAK 11 accessories. Domestic hospital equipment sales were up 4% over the comparable 1995 period. For the current nine month period, the 4% increase in international revenue reflected a 16% increase in service and supplies revenue.

During the nine months ended September 30, 1996, worldwide product orders totaled $106.7 million, an increase of $10.6 million or 11% over the comparable prior year period. The increase in product orders resulted primarily from strong demand for the LIFEPAK 11 products, and solid performance in the international markets. International and domestic orders both increased 11% over the comparable 1995 period. Conversely, product backlog at September 30, 1996 was $11.4 million, down $4.1 million from September 30, 1995 which reflects a company-wide focus initiated during early 1996 to improve timeliness of customer product deliveries.

Gross profit of $65.1 million increased $8.0 million or 14% for the nine month period ended September 30, 1996 when compared to the prior 1995 period. As a percentage of sales, gross profit decreased from 52.7% in the prior year period to 51.1% in the current 1996 period, largely as a result of changes in product mix as well as the Company's trade-in programs earlier in the year (resulting in higher product discounts) which were targeted at an increasing market share.

R&D expenses for the nine months ended September 30, 1996 were $14.2 million, an increase of $0.5 million or 4% over the comparable period in 1995. As a percentage of sales, R&D expenses decreased from 13% in the comparable 1995 period to 11% during the current period.

SG&A expenses of $33.3 million for the nine months ended September 30, 1996 increased $2.6 million, or 8% from the comparable 1995 period. The increase resulted from costs incurred to further develop the Company's direct sales and service operations in Europe, as well as increased selling expense related to higher sales volume in the current nine month period. As a percentage of sales, SG&A expenses decreased to 26% during the current year period from 28% during the prior year period.

Management consulting fees payable to Bain Capital, Inc. decreased $3.0 million from the comparable 1995 period. During 1995, the management consulting agreement was terminated and the fees associated with the contract are not applicable in 1996.

Other expenses of $2.1 million decreased $0.3 million in the nine month period ended September 30, 1996. The overall decrease resulted from lower interest expense, mainly due to (i) a reduction of the Company's debt and (ii) lower interest rates obtained as a result of refinancing the Company's debt during December 1995.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                             11
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

As a result of the above factors, net income totaled $10.2 million for the nine month period ended September 30, 1996, an increase of $5.4 million or 112% from the comparable 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity by its ability to generate cash to fund its operations. Significant factors in the management of liquidity are: funds provided or used by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; and adequate lines of credit.

For the nine months ended September 30, 1996, the Company used $1.3 million in cash to finance operations. The use of working capital funds was primarily attributable to increased sales volume evidenced by higher accounts receivable and inventories, partially offset by net income. The Company believes that, based upon current levels of operations and anticipated growth, funds generated from operations and available borrowings under the credit facility described below, will be sufficient over the next twelve months for the Company to make anticipated capital expenditures and fund working capital requirements.

Cash used in investing activities during the nine months ended September 30, 1996 totaled $5.9 million and related to capital expenditures. Consistent with the first half of 1996, primary capital expenditures during the current quarter included software development costs for internal use software, purchases of research equipment, and tooling for new products. The Company currently has no capital commitments outside the ordinary course of business. The Company's principal working capital requirements are financing accounts receivable and inventories. At September 30, 1996, the Company had net working capital of $46.6 million, including accounts receivable of $32.3 million, inventories of $33.3 million, accounts payable of $8.9 million and accrued liabilities of $18.6 million.

During December 1995, the Company refinanced its existing indebtedness and entered into the Amended and Restated Credit Agreement ("the Credit Agreement"), which provides for a revolving credit facility ("the Revolver") not to exceed $30.0 million. The revolver bears interest, at the Company's option, at either
(i) the lender's base rate (the higher of such lender's prime rate or the federal funds rate plus 0.5%) or (ii) LIBOR plus 1.0%. Such rates are subject to increase in the event that the Company does not meet certain leverage and interest coverage ratios. At September 30, 1996, the average interest rate on amounts outstanding under the Revolver was 6.7%. The Company's indebtedness under the Revolver is secured by a first priority interest in and lien on all of the assets of Physio-Control Corporation ("PCC"), a pledge by the Company on all of the outstanding common stock of PCC and 65% of the outstanding stock of PCC's subsidiaries and other guaranties and pledges as defined in the Credit Agreement. The Credit Agreement includes various affirmative and negative covenants which require, among other things, that the Company maintain certain debt to equity and net worth ratios, limitations on capital expenditures, restrictions on the declaration and payment of dividends and minimum earning
requirements.   At September 30, 1996, the Company had borrowing availability of approximately $9.9 million under the Revolver and was in compliance with all related loan covenants of the Credit Agreement.

In addition, the Company has subordinated notes payable to Eli Lilly and Company totaling $2.5 million which originated in the acquisition of PCC and certain foreign operations. Notes with a principal balance totaling $1.5 million mature on January 31, 2001 and bear interest at LIBOR plus 3.25%. A note with a principal balance of $1.0 million matures November 15, 1998 and bears interest at LIBOR plus 3.0%.

PHYSIO-CONTROL INTERNATIONAL CORPORATION                             12


--------------------------------------------------------------------------------

The Company believes that, based upon current levels of operations and anticipated growth, funds generated from operations, together with other available sources of liquidity, including borrowings under the Revolver, will be sufficient over the next twelve months for the Company to make anticipated capital expenditures and fund working capital requirements.

Approximately 25% of the Company's sales in the nine months ended September 30, 1996 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its revenues. Certain of the Company's international receivables are denominated in foreign currencies, and exchange rate fluctuations impact the carrying value of these receivables. Historically, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes in the litigation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 29, 1996 except as reflected in the discussion under Note 5 of the Notes to Consolidated Financial Statements in Part I, Item 1, above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT NO.   DESCRIPTION OF EXHIBIT

27.1          Financial Data Schedule



No reports on Form 8-K were filed during the quarter ended September 30, 1996.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated:  November 1, 1996

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