Form 10-K
period 1996-12-31
PHYSIO CONTROL INTERNATIONAL CORP \DE\
filed 1997-03-31
CIK 1003088

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996

    Commission file number 0-27242

                     PHYSIO-CONTROL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                            91-1673799)
    (State or other jurisdiction)              (I.R.S. Employer
  of incorporation or organization           Identification  No.

11811 Willows Road N.E., Redmond, WA                98052
(Address of principal executive offices)         (Zip Code)


        Registrant's telephone number, including area code: (206) 867-4000

         Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $0.01 per share
                           (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes x No
                                 ---   ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ()

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 17, 1997, at a closing sale price of $19.50 as reported by the Nasdaq National Market was approximately $320,642,420.

    As of March 17, 1997, the registrant had 17,154,441 shares of Common Stock, par value $0.01 per share, outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the 1996 Annual Meeting to be held in May 1997 are incorporated by reference in Part III, Items 10-13.

                    PHYSIO-CONTROL INTERNATIONAL CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                          PAGE NO.
                                                                          --------
                                   PART I

Item  1. Business......................................................       3
Item  2. Properties....................................................      10
Item  3. Legal Proceedings.............................................      10
Item  4. Executive Officers of the Registrant..........................      11

                                   PART II

Item  5. Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................      12
Item  6. Selected Financial Data.......................................      13
Item  7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      15
Item  8. Financial Statements and Supplementary Data...................      19
Item  9. Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................      38

                                   PART III

Item 10. Directors and Executive Officers of the Registrant............       *
Item 11. Executive Compensation........................................       *
Item 12. Security Ownership of Certain Beneficial Owners
           and Management..............................................       *
Item 13. Certain Relationships and Related Transactions................       *

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.........................................      40

------------------------

* Incorporated by reference to the Company's Proxy Statement which the Company will file with the Commission on or before March 31, 1997, pursuant to General Instruction 6(3) to Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

    Physio-Control International Corporation (the "Company") designs, manufactures, markets and services an integrated line of noninvasive emergency cardiac defibrillator and vital sign assessment devices, disposable electrodes and data management software. The Company's products are used in both out-of-hospital and hospital settings for the early detection and treatment of life threatening events including trauma, heart attack and the acute heart rhythm disturbances of ventricular fibrillation, tachycardia and bradycardia. The Company established the market for noninvasive emergency cardiac defibrillators with the introduction of the first commercially available, direct current external defibrillation device for hospital use in 1961. Since that time, the Company has developed a full product line to meet the needs of a broad spectrum of users including first responders, emergency medical technicians ("EMTs"), paramedics, hospital code teams, critical care nurses and physicians.

    The Company was founded in 1955 by a renowned cardiac surgeon, Dr. William Edmark, who sought to reduce deaths related to cardiac arrest. The Company was a publicly traded corporation from 1971 through 1980 and, from 1980 to mid-1994, operated as a wholly owned subsidiary of Eli Lilly and Company ("Lilly"). On July 29, 1994, the stock of the Company and certain other related assets were purchased from Lilly in an acquisition led by affiliates of Bain Capital, Inc. and certain other investors. In December 1995, the Company again became a publicly traded corporation upon the completion of an initial public offering of 13,421,650 shares of its Common Stock. As used herein, the term "Company" refers to Physio-Control International Corporation and its subsidiaries, and the term "Predecessor" refers to the Company during the period in which it was a wholly owned subsidiary of Lilly.

    Physio Control-Registered Trademark-, PHYSIO-CONTROL-Registered Trademark-, LIFEPAK-Registered Trademark-, and FIRST MEDIC-Registered Trademark-, are registered trademarks of the Company. QUIK-COMBO-TM-, QUIK-VIEW-TM-, QUIK-STAT-TM-, Shock Advisory System-TM- and CODE-STAT-TM- are trademarks.

BACKGROUND

    Cardiac defibrillator and vital sign assessment devices are used in a variety of emergency situations for the early detection, assessment and treatment of life threatening events arising from heart disease and trauma. The most important factor in successfully treating a life threatening emergency is time. In an emergency situation, the first action of a caregiver is usually an assessment of the patient's vital signs. Therefore, it is critical to have these assessment and treatment devices readily available. Trauma is one of the leading causes of death in the U.S. Although various conditions are associated with trauma, the most serious are shock and cardiac arrest. Assessment of heart rhythms and blood pressure is crucial to determine whether a patient is in shock or cardiac arrest. The Company believes that cardiac defibrillator and vital sign assessment devices are used in an estimated 40% of the approximate 20 million emergency medical services ("EMS") calls made in the U.S. annually.

THE MARKETPLACE

    The Company estimates that the 1996 worldwide market for emergency cardiac defibrillator and vital sign assessment devices, including service and supplies, was approximately $425 million. The market can be described in terms of the U.S. out-of-hospital market (1996 sales of approximately $105 million), the U.S. hospital market (1996 sales of approximately $115 million), and the international market (1996 sales of approximately $205 million).

    U.S. OUT-OF-HOSPITAL MARKET. This market can be characterized in several distinct segments, typically defined by the skill level of the device user:

    ADVANCED LIFE SUPPORT ("ALS"). The ALS market consists of a highly skilled paramedic group. Paramedics generally receive over 1,500 hours of training in emergency medicine including assessment and treatment of trauma. The ALS market demands durable and reliable products that are suitable for a high-use, harsh environment. Cardiac defibrillator and vital sign assessment devices sold to this market include manual defibrillation, cardioversion, pacing and vital sign assessment capabilities.

      BASIC LIFE SUPPORT ("BLS"). The BLS market consists of both EMTs and other medically trained caregivers who are likely to have the first contact with a patient in an emergency. These individuals include firefighters and others with limited training in defibrillation therapy. Cardiac defibrillator and vital sign assessment devices sold to this user group generally do not include pacing, cardioversion capability or 12-lead assessment. In this segment, users rely on arrhythmia detection software for automated detection and semi-automated delivery of defibrillation therapy. In addition, data capture and data management software is required to ensure adherence to protocols developed and administered by a system medical director.

    FIRST RESPONDER. The first responder market consists of minimally trained personnel such as security personnel, flight attendants and extended care facility staff. While the potential size of this market is substantial, the market is currently in the early development stages. Cardiac defibrillator and vital sign assessment devices sold to this user group must be easy to use, rely on voice-prompted protocols that assume little user training, must be low maintenance and incorporate long battery life as well as automated self-testing that alerts users to electromechanical problems or a low battery energy condition. The Company obtained U.S. Food and Drug Administration ("FDA") approval under Section 510(k) in November 1996 for a new product, the LIFEPAK 500 defibrillator, to service this market group. The Company began shipments of the LIFEPAK 500 unit in early 1997 and to date, the Company has received orders for over 2,000 units of the LIFEPAK 500 automated external defibrillator (AED).

    U.S. HOSPITAL MARKET. Hospitals have traditionally been the largest users of cardiac defibrillator and vital sign assessment devices both for patients admitted for chest pain and for patients undergoing treatment for other reasons. Many hospital procedures such as surgery, cardiac catheterization, stress testing and general anesthesia place the patient at increased risk for arrhythmia or cardiac arrest. Hospitals frequently use cardiac defibrillator and vital sign assessment devices on a standby basis in connection with these procedures. Since immediate treatment is a critical factor for successful cardiac resuscitation, cardiac defibrillator and vital sign assessment devices are placed throughout the hospital, including cardiac and critical care units, emergency rooms, operating rooms, electrophysiology laboratories and increasingly in general wards. Hospitals also use portable devices during in-hospital transportation of patients.

    INTERNATIONAL MARKET. The international market is segmented into developed markets such as Europe, Australia and Japan, and emerging markets, such as Eastern Europe, China, India and Latin America. In developed markets, growth is driven by the development of out-of-hospital emergency services similar to those which have developed in the U.S. out-of-hospital market during the past 15 years. In emerging markets, growth is driven by the development of basic medical facilities that typically require emergency cardiac defibrillator and vital sign assessment devices.

PRODUCTS

    The Company designs, manufactures, markets and services an integrated line of noninvasive emergency cardiac defibrillator and vital sign assessment devices, and related disposable electrodes and data management software. The Company's current devices include the LIFEPAK 9, the LIFEPAK 10, the LIFEPAK 11, the LIFEPAK 300, the LIFEPAK 500, the FIRST MEDIC 510 and the FIRST MEDIC 710 product families. All are noninvasive external defibrillator and vital sign assessment devices, some having optional noninvasive pacing and shock advisory. The Company has consistently supported all product introductions and enhancements with extensive support documentation and training.

    The Company's products are designed to maintain functional compatibility with its installed base of over 160,000 units through the use of common device controls, electrodes, protocols, batteries and data management software. The cost and time involved in training caregivers to use devices such as those sold by the Company are significant. The Company's current focus on functional compatibility between old and new products is important in reducing the need to provide additional training and in reducing the risk of associated user error. In addition, the Company's defibrillation and vital sign assessment devices record the patient data monitored and action taken by the caregiver for post-event review by an EMS medical director or other responsible parties, thereby permitting post-event monitoring of caregiver performance and product effectiveness.

HOSPITAL PRODUCTS

    The LIFEPAK 9 family of products combines cardiac vital sign assessment and manual defibrillation. The products are also available with external noninvasive pacing and an automated Shock Advisory System (to allow use by minimally trained personnel). These products can be configured to provide monitoring, defibrillation and pacing through a single pair of disposable QUIK-COMBO electrodes. The LIFEPAK 9 products are targeted to the hospital where they are used in the emergency room, special procedure rooms, critical care units and general floors. These products are also used in surgical centers, clinics and physician offices.

OUT-OF-HOSPITAL PRODUCTS

    The LIFEPAK 10 family of portable products combines a cardiac vital sign assessment device with manual defibrillation. The products are available with external noninvasive pacing and QUIK-COMBO electrode capability. The LIFEPAK 10 unit is used primarily in the out-of-hospital ALS market and for transport of patients within the hospital.

    The LIFEPAK 11 unit is an advanced, portable product for the ALS market that, in addition to manual defibrillation and noninvasive pacing capabilities, also includes diagnostic 12-lead ECG capability. This product has made the Company the leader in field collected ECGs, which allow for earlier diagnosis and faster treatment of myocardial infarctions.

    The LIFEPAK 300 defibrillator is a portable product that combines a cardiac vital sign assessment device with a manual and automated defibrillator. This product incorporates the Shock Advisory System, which supports its use as an automated defibrillator by minimally trained personnel. While the LIFEPAK 300 unit is targeted for the BLS market, it can also be operated in manual mode by ALS personnel. The product also includes event documentation capability and a data management software package for use by a medical director for efficient quality assurance.

    The LIFEPAK 500 AED is a lightweight automated device that is designed to be used by first responders to cardiac emergencies. This rugged device is extremely portable at only seven pounds. Low maintenance requirements and simple operation make it the ideal product for the first responder market.

    The FIRST MEDIC 510 product is a portable automated defibrillator designed primarily for EMT and fire department first responders. The product also includes event documentation capability and a data management software package for use by a medical director for efficient quality assurance.

    The FIRST MEDIC 710 defibrillator is a portable product that combines a cardiac vital sign assessment device with manual and automated defibrillation for mixed BLS and ALS systems. The product is designed as a platform product to incorporate additional assessment capabilities utilized by the ALS market such as oximetry (for determining the amount of oxygen being carried in the blood). This device can be used in either the manual or semi-automatic mode at the option of the caregiver and is therefore attractive to mixed ALS/BLS applications. The product also includes event documentation capability and data management software for use by a medical director for efficient quality assurance.

OTHER PRODUCTS

    The Company's QUIK-COMBO electrodes allow customers to upgrade from traditional single function electrodes to multiple function electrodes permitting the Company's pacing products to pace, defibrillate, and monitor electrocardiograms through a single pair of electrodes. QUIK-COMBO electrodes are compatible across the LIFEPAK product lines, enabling continuity of care from BLS providers to ALS providers to hospital providers. With this product, caregivers can provide one set of electrodes which remain with the patient through different levels of care.

    The Company's CODE-STAT data management system, a Windows-tm-based software program, allows users to conduct post-event review and analyze system data. This software stores data from the LIFEPAK 11 diagnostic cardiac monitor and LIFEPAK 300 devices. The CODE-STAT system extends the Company's data management product line, which began with the introduction of the QUIK-VIEW data review system and the QUIK-STAT statistical report generator in 1988.

SERVICE

    The Company provides extensive, high quality, direct, on-site and depot service in the U.S. and in Western Europe through a dedicated service team of more than 150 individuals. The Company believes its service force is the industry's only direct field service organization for the out-of-hospital market segment. The Company also provides comprehensive service in other markets through a network of third-party service partners. Service is provided under the Company's standard product warranties which generally range from 90 days to five years, through annual service contracts which the Company sells to its customers for a fixed fee and through on demand repair services. The services provided include repair service, scheduled preventive maintenance, product technical support and technical training. In the hospital market, in addition to on-site service, the Company provides support to hospital maintenance staff in the form of parts sales, product training programs and technical support.

PRODUCT DEVELOPMENT

    The Company's product development efforts include products for the ALS, BLS and first responder market segments, as well as data management software. The majority of the product development effort is focused on product enhancements and new products which span the entire spectrum of anticipated customer and clinical needs in all resuscitation and emergency vital sign assessment market groups. The Company's product development strategy is based on developing product platforms which have the flexibility to be configured to respond to a variety of customer requirements. The Company believes this strategy provides an opportunity to reduce the cost of developing new products for use in multiple market segments.

SALES AND MARKETING

    The Company sells its broad product line across a diverse global customer group, including individual hospitals, hospital buying groups, fire departments, EMS departments, governments, militaries, as well as alternative healthcare delivery sites including surgery centers and sub-acute care centers. With the 1997 introduction of the LIFEPAK 500 AED as discussed above, the Company's customer base has now been expanded to include minimally trained first responders such as police officers and security personnel.

    The Company's marketing strategy is to target specific customer groups, as well as align itself with strategic partners that will broaden the market spectrum through joint sales and distribution agreements. During December 1996 the Company announced a sales and marketing alliance with Ambu International A/S, a Danish company engaged in the development, manufacture and sale of airway management products and CPR training devices for the emergency medical market. Ambu's products are sold throughout the world. During February 1997 the Company also announced a sales, marketing and technology transfer alliance with Marquette Medical Systems, Inc. located in Milwaukee, Wisconsin. Marquette is a market leader in the diagnostic cardiology, patient monitoring and clinical information system markets. Through these strategic alliances, the Company has positioned itself to provide integrated products and clinical data management capabilities, from the point of first intervention at the scene of a medical emergency, through the point of final treatment.

    The Company principally sells its products through a direct sales force in the U.S. The Company's U.S. sales organization consists of approximately 95 individuals, principally comprised of a direct field sales force located around the country, a dedicated national accounts team and a telemarketing and customer support group. In addition, the Company has executed a limited number of distribution agreements with third parties to service the alternate U.S. site market which includes doctors' offices, surgery centers, sub-acute care centers and industrial accounts. This alternative distribution channel is intended to penetrate the numerous sites where the Company's sales force does not currently focus.

    The Company's purchasing agreements with ten major hospital buying groups (approximately 30 total buying groups) cover approximately 75% of U.S. hospital beds. In addition, the Company has agreements with the U.S. government and several major ambulance companies. The Company believes these purchasing agreements contribute to growth opportunities within the evolving managed care environment. For the year ended December 31, 1996, domestic sales accounted for approximately 74% of the total net revenues.

    In the international market, the Company sells through both a direct sales force and through distributors. The Company's international direct sales force consists of a team of approximately 50 individuals located in Canada,

United Kingdom, Eastern Europe, France, Spain, Italy, Sweden, Netherlands and Germany. The Company sells its products in other geographical areas such as Japan, Asia Pacific, Australia, the Middle East and Latin America using distribution partners, many of whom have been selling the Company's products for more than ten years. The Company also invested in the Chinese marketplace during 1996; it established a representative office in Beijing and developed alliances with three distribution partners in major regions of China. For the year ended December 31, 1996, international sales accounted for approximately 26% of total net revenues.

RESEARCH AND DEVELOPMENT

    As of December 31, 1996, the Company had an in-house research and development staff of approximately 200 engineers and technicians. Product development work is driven by small, dedicated teams which have overall responsibility for the development of new products. These teams are supported by a strong functional network of technical specialists who maintain expertise in specific technologies such as software engineering, mechanical design engineering and electrical design engineering. The work of this organization is complemented by a number of external, proprietary development relationships, focused primarily on the development of non-critical support or ancillary products. During the period ended December 31, 1995 and 1996, the Company's expenditures for research and development totaled $19.5 million and $18.8 million, respectively.

    To enhance its research and development capabilities, the Company has developed close alliances with several leading research institutions and universities. Currently, the Company supports basic research in the areas of cardiac predictive and assessment algorithms, cardiac assessment models and new waveform and energy transfer techniques.

COMPETITION

    The cardiac defibrillator and vital sign assessment device market is highly competitive. The Company competes with many companies, some of which may have access to greater financial and other resources than the Company. The Company's primary domestic competitors include Hewlett-Packard Co., Zoll Medical Corporation, Laerdal Medical Corporation, Heartstream, Inc., and SurVivaLink. International competitors also include Nihon-Kohden, S&W, Bruker-Odam, and Hellige.

    The Company believes that the principal competitive factors for cardiac defibrillator and vital sign assessment devices are ease of use, compatibility with existing equipment, durability and technical support. In the out-of-hospital market, additional factors include reliability of the product and battery system, portability, automation, multi-parameter capability, data management, as well as field service and training. The Company believes that its products compete favorably in these areas.

GOVERNMENT REGULATION

    As a manufacturer of medical devices, the Company is subject to regulation by, among other governmental entities, the FDA and the corresponding agencies of foreign countries in which the Company sells its products. These regulations govern the introduction of new medical devices, the maintenance of certain records, the tracking of device location and other matters. Noncompliance with applicable requirements can result in warning letters, fines, injunction, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for a device, and criminal prosecution. The Company believes that it is in substantial compliance with all such governmental regulations.

    FDA REGULATION. The FDA requires that prior to introducing any medical device in the U.S. market, the manufacturer of such device must secure either a premarket notification clearance pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act (a "510(k) clearance") or an approved premarket approval application ("PMA"). An approved PMA indicates that the FDA has found that a device is safe and effective for the use described in the approved labeling. A 510(k) clearance indicates that the FDA agrees with an applicant's determination that the product for which clearance has been sought is substantially equivalent to a legally marketed medical device and does not require a PMA. In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products or that change the intended use of existing products.

    To date, the Company has obtained FDA marketing clearances only through the 510(k) clearance process. Certain products under development and certain future product applications, however, may require approval through the PMA process. There can be no assurance that all necessary 510(k) or PMA approvals will be granted on a timely basis or at all. It is possible that delays in receipt of or failure to receive any necessary clearance or approval could have a material adverse effect on the Company. For any device that is cleared through the 510(k) process, changes or modifications that could significantly affect safety or effectiveness, or make a major change in the intended use of the device, require a new 510(k) notification submission.

    The Company is required to register with the FDA as a device manufacturer and is required to comply with the FDA's good manufacturing practices ("GMP") regulations. These regulations require that the Company manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with FDA requirements for labeling and promotion of its products. The FDA's medical device reporting ("MDR") regulations require that the Company provide information to the FDA whenever there is an assertion which reasonably suggests that one of its devices may have caused or contributed to a death or serious injury, or that a malfunction has occurred that would be likely to cause or contribute to a death or serious injury if the malfunction were to reoccur. Due to the large number of the Company's products already in use and the fact that these products are frequently used in an attempt to resuscitate patients who are already clinically dead, the Company regularly submits MDRs to the FDA and expects to continue to do so.

    Medical device manufacturers are routinely subject to periodic inspections by the FDA. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it can place the company under observation and reinspect the facilities; issue a warning letter apprising of violative conduct; detain or seize products; mandate a recall; enjoin future violations, and assess civil and criminal penalties against the company, its officers or its employees. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on the Company.

    PRODUCT RECALLS. The Company manufactures critical medical devices and has a strong commitment to providing highly reliable products. On occasion, the Company has, on its own initiative or in response to customer or FDA concerns, taken voluntary action to modify and upgrade customer products at the Company's expense or provide instructional information to customers to optimize the reliability of its products. Under the medical device regulations, several of these actions have been classified as "recalls" or "safety alerts" by the FDA. While the FDA has regulatory authority to mandate medical device recalls of any manufacturer, all of the Company's product upgrades have been voluntary. To date, no such recall or safety alert has had a material adverse impact on the Company, although there can be no assurance that future recalls or safety alerts would not have such an effect.

    INTERNATIONAL REGULATION. Medical device laws and regulations are also in effect in many of the countries in which the Company does business outside the U.S. These laws and regulations range from comprehensive device approval requirements for some or all of the Company's medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. International sales of certain medical devices manufactured in the U.S. but not approved by the FDA for distribution in the U.S. are subject to FDA export requirements. Thus, failure to comply with applicable international or FDA regulations could have a material adverse effect on the Company.

    FDA CONSENT DECREE. In July 1992, the FDA filed a civil complaint against the Company for alleged violations of the GMP and MDR regulations. The complaint alleged, among other things, violations of the FDA's GMP regulations relating to the methods used in, and the facilities and controls used for, the manufacture, packing and storage of Company devices and the FDA's MDR regulations relating to the failure to submit reports to the FDA. The Company did not agree with the allegations and voluntarily entered into a consent decree for mutual resolution of the complaint. Under the terms of the consent decree, the Company agreed, among other things, to suspend shipments of all of its products until the Company's compliance with the GMP and MDR regulations was established to the satisfaction of the FDA. The FDA did not, either in the consent decree or by other action, mandate the recall or redesign of any of the Company's products. As a result of the consent decree, the Company re-engineered its manufacturing and quality assurance processes, including documentation control, and has successfully passed FDA inspections for GMP and MDR compliance. The FDA complaint and the terms of the consent decree had a material adverse effect on the Company. The Company, however, has met all obligations of the consent decree and resumed shipping its products in stages. All substantive terms of the consent decree have been satisfied and it has no substantive ongoing impact on the Company's operations so long as the Company maintains compliance with applicable GMP and MDR regulations. The Company may petition for vacating the consent decree anytime after July 24, 1997. Until such dissolution, failure of the Company to comply with the terms of the consent decree could subject it to an action by the government to hold the Company in contempt of court and the failure to comply with the GMP, MDR and other applicable FDA regulations could subject the Company to criminal prosecution and civil fines and to seizure and halt of the production and marketing of the Company's products.The laws and regulations applicable to the manufacture and sale of medical devices and other aspects of the Company's business and the level of enforcement thereof are subject to change. Any changes in the FDA's laws and regulations could have a material adverse effect on the Company.

INTELLECTUAL PROPERTY

    The Company believes that patents and other proprietary rights are important to its business and relies upon them to develop and maintain its competitive position. The Company currently holds numerous U.S. and foreign patents and patent applications which relate to aspects of the technology used in the Company's products. There can be no assurance that patent applications filed by the Company will result in the issuance of patents or that any of the Company's intellectual property will provide competitive advantages for the Company's products or will not be challenged or circumvented by others.

    The Company also relies upon trade secrets and proprietary technology for protection of its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques or that third parties will not otherwise gain access to the Company's trade secrets or disclose such technology. It is the Company's policy to require its employees, consultants, outside collaborators, advisors and vendors to execute confidentiality agreements. These agreements generally require that all information provided by the Company be kept confidential and not be disclosed to third parties, except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all technology and confidential information relating to the Company's business that is developed while rendering services for the Company will be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of disclosure of such information. The Company is presently engaged in litigation regarding certain intellectual property rights. See "Item 3, Legal Proceedings."

EMPLOYEES

    As of December 31, 1996, the Company had approximately 830 full-time employees. The Company considers its employee relations to be good.

ENVIRONMENTAL COMPLIANCE

    The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, the Company is involved in the handling, storing and disposal of materials which are classified as hazardous; however, it does not anticipate that any related expenditures or expenses will have a material adverse effect on its business, financial condition or results of operations.

PRODUCT LIABILITY EXPOSURE

    The design, manufacture and marketing of medical devices produced by the Company entail an inherent risk of product liability. The Company's principal products are designed for use in the detection of abnormal heart rhythm disturbances and for use in applying electrical therapy to restore or maintain appropriate heart rhythms. As such, the Company's products are most often used in emergency response settings, both in out-of-hospital and hospital settings.

    While the Company believes that, based on claims made against the Company in the past, the amount of product liability insurance maintained by the Company is adequate, there can be no assurance that the amount of such insurance will be sufficient to satisfy claims made against the Company in the future or that the Company will be able to maintain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims could result in costs or litigation and could have a material adverse effect on the business and the financial condition of the

Company. In addition, the Company is required, under certain of its contractual agreements, to indemnify third parties against certain product liability claims.

SEASONALITY

    The Company has not experienced significant seasonality over the past three fiscal years.

BACKLOG

    The information relating to backlog required by Item 1 is set forth in "Item 7, Management's Discussion and Analysis."

FOREIGN AND DOMESTIC OPERATIONS

    The information relating to the foreign and domestic operations of the Company required by Item 1 is set forth in "Item 8, Financial Statements and Supplementary Data."

ITEM 2. PROPERTIES.

    The Company's manufacturing operations are carried out in an approximate 100,000 square foot facility located at the Company's headquarters in Redmond, Washington. The Company believes that its current facility will be sufficient to meet all of its manufacturing capacity requirements in the foreseeable future. The Company's manufacturing facility is pledged as collateral under its current bank credit agreement.

    The Company's European headquarters is an 8,000 square foot leased facility located in the United Kingdom. The Company also leases certain facilities for use as sales and service offices in the United States and throughout the world.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is a party to certain legal actions arising in the ordinary course of its business. Based on information presently available to the Company, the Company believes that it has adequate legal defenses or insurance coverage for these actions, and that the ultimate outcome of these actions will not have a material adverse effect on the Company.

    In November 1995, the Company initiated litigation in Washington State Court against Heartstream, Inc. ("Heartstream"), a company recently formed to develop, manufacture and market defibrillators, as well as certain individuals who were formerly employed by the Company and who are founders of and employees of Heartstream. The Company's claims are based on its belief that Heartstream and such individuals have, among other things, misappropriated certain of the Company's intellectual property and that such individuals have breached contractual obligations to the Company. The Company received an answer to its complaint from Heartstream, and in its answer, Heartstream denies the Company's claims and alleges certain counterclaims against the Company for, among other things, monopolization of the industry and tortious interference with business opportunities. While the Company believes it has meritorious defenses against the suit, the ultimate resolution of the matter could result in a loss of up to $10 million. The parties are currently conducting discovery in this litigation and a tentative trial date has been set for September 1997.

    In addition, in January 1997 Heartstream initiated litigation against the Company in U.S. District Court for the Western District of Washington alleging that the Company is infringing a Heartstream patent related to product self-test features. The Company has filed an answer denying Heartstream's claims and alleging certain counterclaims against Heartstream for infringement of a Company self-test patent. Discovery is in the initial stages in this litigation.

    If the Company does not prevail in these litigations or otherwise successfully resolve its claims, its ability to design and market certain future products may be adversely affected. In addition, if a court were to find in favor of Heartstream on its claims, the Company could be held liable for significant damages.

ITEM 4. EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information under this Item is furnished pursuant to Instruction 3 to
Item 401(b) of Regulation S-K. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

    Richard O. Martin, has been Chairman of the Board and Chief Executive Officer of the Company since February 1997 and a Director of the Company since July 1994. Prior to that appointment, Dr. Martin was the President and Chief Executive Officer of the Company from July 1994 and prior thereto served as President of the Company's predecessor since April 1991. Prior to being named President of the Company's predecessor and since November 1989, Dr. Martin was a Vice President of SULZERmedica Inc., a medical device company specializing in implantable products. From January 1988 to November 1989, Dr. Martin was the President and Chief Operations Officer of Positron Corporation, a medical device company specializing in medical diagnostic imaging equipment. Dr. Martin also serves as a director of Encore Orthopedics, Inc., a designer and manufacturer of implantable orthopedic devices, of Maxxim Medical Inc., a developer, manufacturer and marketer of a diversified range of specialty medical products, and of SeaMED Corporation, a designer and manufacturer of electromechanical products. Dr. Martin is 57 years old.

    Robert M. Guezuraga has been President and Chief Operating Officer of the Company since February 1997 and a Director of the Company since September 1994. Prior to this appointment, Mr. Guezuraga served as Executive Vice President, Chief Operating Officer and a Director of the Company from September 1994. From 1989 to September 1994, Mr. Guezuraga was the President, Chief Executive Officer and a director of Positron Corporation, a medical device company specializing in medical diagnostic imaging equipment. Mr. Guezuraga was previously employed by General Electric Company in various managerial positions in numerous operating divisions, including its medical systems business division. Mr. Guezuraga is 47 years old.

    Joseph J. Caffarelli has been Executive Vice President and Chief Financial Officer of the Company since November 1994. From 1989 to November 1994, Mr. Caffarelli was the Executive Vice President and Chief Financial Officer of OECO Corporation, a diversified electronics manufacturer. Mr. Caffarelli was previously employed by General Electric Company in various financial management positions including positions in its manufacturing operations. Mr. Caffarelli is 51 years old.

    V. Marc Droppert has been Executive Vice President-Law, Human Resources and Corporate Affairs and Secretary of the Company since February 1997. Prior to this appointment, Mr. Droppert served as Senior Vice President-Law, Human Resources and Corporate Affairs and Secretary of the Company from December 1994. From April 1993 to December 1994, Mr. Droppert was President of Virginia Mason Health Plan, a 40,000 member HMO, and Associate Administrator of Virginia Mason Medical Center. Mr. Droppert was previously employed as a consultant and by PACCAR Inc, a manufacturer of motor vehicles, in various legal and human resources positions. Mr. Droppert serves as a director of MEDMARC Mutual Insurance Company. Mr. Droppert is 45 years old.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

    The Common Stock commenced trading on December 12, 1995. The following table sets forth on a per share basis, the high and low closing sale prices per share for the Common Stock as reported by the Nasdaq National Market during 1996 and the period from December 12, 1995 to December 31, 1995.

1996                                                                           HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
First Quarter..............................................................     22 1/2     17 1/2
Second Quarter.............................................................     23 3/4     17 1/8
Third Quarter..............................................................     25 1/4     15 3/8
Fourth Quarter.............................................................     24 1/8     18 1/4

1995
---------------------------------------------------------------------------
Fourth Quarter.............................................................     17 7/8     14 5/8
(beginning December 12, 1995)


    As of March 17, 1997, the Company's Common Stock was held by approximately 67 holders of record. The Company believes, however, it has a significantly greater number of beneficial owners.

    The Company does not presently intend to pay any cash dividends on the Common Stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion. Furthermore, as a holding company, the ability of the Company to pay dividends in the future is dependent upon the receipt of dividends or other payments from its operating subsidiaries. Such operating subsidiaries are currently prohibited under the Company's bank credit agreement from declaring or paying any cash dividends or otherwise transferring any cash to the Company for the purpose of paying dividends to the holders of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

Income Statement Data (1)

(dollars in thousands,
except share and per
share data)                         Company             Combined      Company                   Predecessor
----------------------------------------------------  ------------  ------------  ---------------------------------------
                           YEAR ENDED    YEAR ENDED    YEAR ENDED     JULY 30 TO    JANUARY 1    YEAR ENDED    YEAR ENDED
                          DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,  TO JULY 29,  DECEMBER 31,  DECEMBER 31,
                              1996          1995      1994 (2)(3)     1994 (2)     1994 (2)      1993 (4)      1992 (4)
                          ------------  ------------  ------------  ------------  -----------  ------------  ------------
                                                      (UNAUDITED)
Net sales...............   $  173,165    $  148,702    $  150,028    $   60,208    $  89,820    $  107,129    $   76,998
Cost of sales...........       84,360        69,537        82,205        37,390       44,815        67,229        57,970
                          ------------  ------------  ------------  ------------  -----------  ------------  ------------
  Gross profit..........       88,805        79,165        67,823        22,818       45,005        39,900        19,028
Research and
  development...........       18,849        19,518        19,053         7,822       11,231        11,575        16,057
Selling, general and
  administrative........       44,167        41,547        44,343        18,115       26,228        40,694        42,561
Corporate expense
  allocations and
  management consulting
  fees..................                      2,950         2,708           258        2,450         4,571         5,910
Restructuring and
  special charges
  (credits).............                                   (5,767)                    (5,767)       16,701        16,730
                          ------------  ------------  ------------  ------------  -----------  ------------  ------------
  Operating income
    (loss)..............       25,789        15,150         7,486        (3,377)      10,863       (33,641)      (62,230)
Interest expense........       (1,844)       (2,836)       (1,313)       (1,313)
Other (expense) income,
  net...................         (347)         (482)           51           236         (185)         (456)         (579)
                          ------------  ------------  ------------  ------------  -----------  ------------  ------------
Income (loss) before
  income taxes,
  extraordinary item and
  cumulative effect of a
  change in accounting
  principles............       23,598        11,832         6,224        (4,454)      10,678       (34,097)      (62,809)
Income tax (expense)
  benefit...............       (8,259)       (4,118)       (2,991)          959       (3,950)         (763)        9,928
                          ------------  ------------  ------------  ------------  -----------  ------------  ------------
Income (loss) before
  extraordinary item and
  cumulative effect of a
  change in accounting
  principles............       15,339         7,714         3,233        (3,495)       6,728       (34,860)      (52,881)
Extraordinary loss from
  early extinguishment
  of debt, net of income
  tax benefit of $780...                     (1,460)
Cumulative effect of
  a change in accounting
  principles............                                                                            (1,087)         (538)
                          ------------  ------------  ------------  ------------  -----------  ------------  ------------
Net income (loss).......   $   15,339    $    6,254    $    3,233    $   (3,495)   $   6,728    $  (35,947)   $  (53,419)
                          ------------  ------------  ------------  ------------  -----------  ------------  ------------
Net earnings per common
  and common equivalent
  shares................   $     0.85
Weighted average number
  of common and common
  equivalent shares
  outstanding...........   18,004,770
Pro forma net earnings
  per common and common
  equivalent shares
  (unaudited)...........                 $     0.38
Pro forma weighted
  average number of
  common and common
  equivalent shares
  outstanding
  (unaudited)...........   16,525,664

(dollars in
thousands)                                 Company                                     Predecessor
-------------------------------------------------------------------------   ------------------------------------
                   DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994  DECEMBER 31, 1993  DECEMBER 31, 1992
                   -----------------  -----------------  -----------------  -----------------  -----------------
Balance Sheet
  Data
Working
  capital........      $  50,177          $  35,172          $  33,415          $  14,863          $  26,917
Total assets.....         95,862             78,500             93,544             83,045             81,028
Total debt.......         21,031             16,211             36,496
Stockholders'
  equity.........         44,220             26,681              6,512             30,694             62,237

NOTES TO SELECTED FINANCIAL DATA

(1) The periods beginning July 30, 1994 reflect data of the Company and its subsidiaries after the acquisition of stock by Bain Capital, Inc. The periods prior to and including July 29, 1994 reflect data of the Predecessor, which was acquired by the Company on July 29, 1994 from Lilly. See "Item 1, Business."

(2) The Company's domestic sales during 1994 were positively impacted by shipments of the Company's significant backlog from 1993 and 1992. Such large backlog in the earlier periods was due to governmental restrictions. See "Item 1, Business."

(3) For comparative purposes, the results of operations of the Predecessor from January 1, 1994 to July 29, 1994 and of the Company from July 30, 1994 to December 31, 1994 have been combined.

(4) Operating results for 1992 and 1993 were adversely affected by the temporary suspension of the Predecessor's manufacturing operations in May 1992, after the Predecessor received notification by the FDA of alleged deficiencies in compliance with FDA regulations. See "Item 1, Business."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Management's discussion and analysis provides information with respect to the results of operations of the Company for the years ended December 31, 1996 and 1995, and the combined results of operations of the Company and the Predecessor for the year ended December 31, 1994. On July 29, 1994, the Company purchased all of the outstanding capital stock of the Predecessor and certain other related assets from Lilly. For discussion and comparative purposes, the results of operations of the Predecessor from January 1, 1994 to July 29, 1994 and of the Company from July 30, 1994 to December 31, 1994 have been combined.

    This Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements due to many factors, including but not limited to those discussed in "Item 1, Business," the effect of general economic conditions, the impact of competitive products and pricing, customer demand, product development, commercialization and technological difficulties, U.S. and foreign regulatory requirements, the effects of accounting policies and financing requirements, and other such risks and factors.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    The Company reported worldwide sales of $173.2 million for the year ended December 31, 1996, an increase of $24.5 million or 16% from 1995. Domestic sales of $127.8 million increased $20.3 million (19%) while international sales of $45.4 million increased $4.2 million (10%) from 1995. On a consolidated basis, equipment sales of $116.0 million increased 11% during the current year due primarily to increased demand for the Company's family of LIFEPAK products, primarily the LIFEPAK 11 unit. Worldwide service revenue of $27.2 million increased 10% and supplies revenue of $30.0 million increased 54% from 1995, driven by disposable and accessory product sales.

    The 19% increase in domestic revenue during 1996, when compared to 1995, resulted from a 23% increase in out-of-hospital equipment sales, due mainly to strong demand for LIFEPAK 11 products, and from a 30% increase in service and supplies revenue (supplies revenue increased 56%). Domestic hospital equipment sales increased 2% over 1995 in line with total hospital market growth estimates. The 10% increase in international revenue for 1996 reflected a strong demand for LIFEPAK 9 products.

    During the year ended December 31, 1996 worldwide product orders totaled $144.0 million, an increase of $13.7 million or 11% over the comparable prior year. The increase in product orders resulted primarily from strong demand for the LIFEPAK 11 products, and solid performance in the international markets. International and domestic orders increased 15% and 9%, respectively, from 1995. Conversely, product backlog at December 31, 1996 was $9.9 million, down $4.7 million from December 31, 1995 reflecting a company-wide focus initiated during early 1996 to improve timeliness of customer product deliveries which resulted in a 70% reduction in cycle times which currently average less than 14 days.

    Gross profit of $88.8 million increased $9.6 million or 12% during 1996 when compared to 1995. As a percentage of sales, gross profit decreased from 53% in the prior year to 51% in 1996, largely as a result of changes in product mix, mainly higher service and supplies revenue, as well as certain trade-in programs established earlier in the year which resulted in higher product discounts.

    R&D expenditures during 1996 were $18.8 million, a decrease of $0.7 million or 3% from 1995. As a percentage of sales, R&D expenses decreased from 13% in 1995 to 11% during 1996.

    Selling, general and administrative ("SG&A") expenses of $44.2 million for 1996 increased $2.6 million or 6% from 1995. The increase resulted from costs incurred to further develop the Company's direct sales and service operations in Europe, as well as increased selling expense related to higher sales volume in the current year. As a percentage of sales, SG&A expenses decreased to 26% during 1996 from 28% during 1995.

    Management consulting fees due to Bain Capital, Inc. totaled $2.9 million during 1995. During the fourth quarter of 1995, the management consulting agreement was terminated. No management consulting fees were incurred during 1996.

    Interest expense totaled $1.8 million during 1996, a decrease of $1.0 million from 1995. The decrease resulted from lower interest expense attributable to a reduction of the Company's outstanding debt and lower interest rates obtained in the refinancing of the Company's credit facility during December 1995.

    As a result of the above factors, net income totaled $15.3 million during 1996, an increase of $9.1 million or 145% from the comparable 1995 year.

COMPANY YEAR ENDED DECEMBER 31, 1995 COMPARED TO COMBINED YEAR ENDED
  DECEMBER 31, 1994

    For the year ended December 31, 1995, the Company reported net income of $6.3 million, or $0.38 per share (pro forma), an increase of 93% from 1994 earnings of $3.2 million. As discussed below, 1995 results include two nonrecurring charges: a $2.9 million consulting fee payable to Bain Capital, Inc. and a charge of $1.5 million, net of tax, relating to the write-off of certain loan fees. Net income for 1995, excluding these two nonrecurring items, was $9.6 million, or $0.58 per share (pro forma).

    The Company reported worldwide sales of $148.7 million for 1995, reflecting a decrease of $1.3 million or 1% from 1994. Domestic sales for the year were $107.5 million, down 8% from 1994, while international sales of $41.2 million represented a 22% increase from 1994.

    The reduction in domestic sales volume is not considered representative of 1995 domestic sales activity because 1994 domestic sales were positively impacted by a $27.7 million reduction of the Company's domestic order backlog. During 1995, domestic backlog levels increased 16% from the beginning to the end of the year. The Company's domestic product orders in 1995 increased 31% over 1994. The increase in product orders resulted from strong performance in both the out-of-hospital and hospital markets bolstered by new product introductions, including the QUIK-COMBO adapter for the LIFEPAK 9 family of products, the LIFEPAK 10C defibrillator/monitor/pacemaker, and the LIFEPAK 11 monitor. The increase in international sales was primarily attributable to the Company's investment in a dedicated European sales force focused exclusively on selling its products.

    Gross profit increased 17% to $79.2 million during 1995 from $67.8 million for 1994. As a percentage of sales, gross profit improved to 53% from 45% in 1994. The improvement in gross profit was primarily attributable to improved efficiencies due to higher manufacturing volumes, lower material costs, and a $5.5 million write-up of the Company's inventories on July 29, 1994 that was charged to cost of goods sold during 1994.

    Research and development expense increased 2% to $19.5 million during 1995, from $19.1 million during 1994. Increased expenditures reflected the Company's continued development of new products, including a first responder external defibrillator product (LIFEPAK 500 AED) and the LIFEPAK 11 defibrillator, which was introduced into the market in 1995.

    SG&A expenses decreased $2.8 million or 6% to $41.5 million during 1995, from $44.3 million during 1994 and, as a percentage of sales, decreased to 28% during 1995 from 30% during 1994. The decrease was primarily attributable to a $0.9 million reduction in depreciation expense related to the write-down of fixed assets in conjunction with the acquisition on July 29, 1994.

    During 1995, corporate expense allocations and management consulting fees increased $0.2 million as a result of a $2.9 million nonrecurring consulting fee payable to Bain Capital, Inc. under a management advisory agreement, which was terminated on December 15, 1995. Charges during 1994 reflected a $2.4 million corporate expense allocation from Lilly and a $0.3 million consulting fee paid to Bain Capital, Inc.

    There were no restructuring charges or credits during 1995. Restructuring credits of $5.8 million during 1994 reflected a $10.0 million credit from the reversal of a charge taken during 1993 for planned downsizing associated with the Company's temporary suspension of manufacturing operations, partially offset by a $4.2 million charge taken during 1994 to record the cost of certain product upgrades.

    Other expenses increased $2.1 million to $3.3 million during 1995, primarily attributable to a $1.5 million increase in interest expense as a result of interest costs on the Company's long term debt for the entire 1995 year versus the period July 30, 1994 to December 31, 1994.

    As discussed in "Liquidity and Capital Resources," the Company refinanced its existing indebtedness during 1995 in connection with its initial public offering. The Company incurred a nonrecurring charge of $1.5 million, net of tax, related to the writeoff of loan fees associated with this refinanced debt.

QUARTERLY RESULTS

    The Company's results of operations may fluctuate from quarter to quarter. Various factors may affect results of operations, including variations in timing of product orders, changes in product mix, timing of new product introductions, changes in distribution channels, actions of competitors and budgetary practices of the Company's customers.

LIQUIDITY AND CAPITAL RESOURCES

    Since July 30, 1994, the Company has financed its operations primarily through funds provided from operations and bank borrowings, as well as the 1995 receipt of approximately $23.7 million from Lilly in connection with purchase price adjustments. Prior to July 29, 1994, the financing requirements of the Company were funded by Lilly through intercompany transfers. Net cash used by operating activities for the period July 30, 1994 through December 31, 1994 totaled approximately $16.6 million. For the year ended December 31, 1995, the Company generated approximately $12.2 million in cash from operating activities, primarily as a result of the receipt of $23.7 million from Lilly, which was partially offset by decreases in income taxes payable and accrued liabilities and increases in receivables and inventories. For the year ended December 31, 1996, the Company used $0.4 million in cash from operations.

    During the period from July 30, 1994 to December 31, 1994 and for the years ended December 31, 1995 and 1996, the Company made capital expenditures of approximately $2.0 million, $5.9 million and $9.9 million, respectively. During 1994 and 1995 the majority of these capital expenditures were for manufacturing molds, computer equipment and maintenance equipment. During 1996 the majority of the capital expenditures related to the purchase and implementation of the Company's new computer business system. The Company currently has no capital commitments outside the ordinary course of business.

    The Company's principal working capital requirements are for financing accounts receivable and inventories. At December 31, 1996, the Company had working capital of $50.2 million, including approximately $38.8 million of trade accounts and other receivables and $31.8 million of inventories.

    In connection with the Company's initial public offering in December 1995, the Company refinanced its existing indebtedness under its existing credit agreement and entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a revolving credit facility in an amount not to exceed $30.0 million. The revolving credit facility bears interest, at the Company's option, at either (i) the lender's base rate (the higher of such lender's prime rate or the federal funds rate plus 0.5%), or (ii) LIBOR plus 1.0%. Such rates are subject to increase in the event that the Company does not meet certain leverage and interest coverage ratios. At December 31, 1996, the average interest rate on amounts outstanding under the credit facility were at various rates ranging from 6.5% to 6.8%. The Company's current indebtedness is secured by substantially all of the Company's domestic assets and outstanding stock and contains representations, warranties, affirmative and negative covenants, and events of default customarily found in credit arrangements of this type. At December 31, 1996, the Company had borrowing availability under the credit facility of approximately $10.9 million available for future borrowings after consideration of outstanding letters of credit of $0.6 million, and was in compliance with all related loan covenants.

    During 1994 and 1995, the Company issued subordinated promissory notes to Lilly related to certain assets purchased. The first notes, totaling $1.5 million bear interest at LIBOR plus 3.25% per annum (9% at December 31, 1996) and mature on January 31, 2001. An additional note payable dated October 30, 1995 totaling $1.0 million bears interest at LIBOR plus 3.0% per annum (8.75% at December 31, 1996) and matures November 15, 1998. At

December 31, 1996, the Company had an aggregate indebtedness of approximately $2.5 million to Lilly under such notes.

    The Company believes that, based upon current levels of operations and anticipated growth, funds generated from operations together with other available sources of liquidity, including borrowings under the existing credit facility, will be sufficient over the next twelve months for the Company to make anticipated capital expenditures and fund working capital requirements.

    One of the Company's strategies is to evaluate and make strategic acquisitions of and/or alliances with companies with complementary product lines. Future acquisitions may be financed by issuance of additional common stock, borrowings, or excess cash flow.

    Approximately 26% of the Company's net revenues during 1996 were from international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Certain of the Company's international receivables are denominated in foreign currency, and exchange rate fluctuations impact the carrying value of these receivables. The Company has elected to hedge certain assets denominated in foreign currency with the purchase of forward contracts. Historically, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations and together, with certain hedging activities, the Company does not expect such fluctuations to be material in the foreseeable future.

EFFECT OF INFLATION

    Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the past three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                       PAGE NO.
                                                                                       --------
Report of Independent Accountants--Company........................................         20
Report of Independent Accountants--Predecessor....................................         20
Consolidated Balance Sheets of the Company at December 31, 1996 and 1995..........         21
Consolidated Statements of Operations of the Company for the years ended December
  31, 1996 and 1995, and for the period July 30, 1994 through December 31, 1994...         22
Combined Statement of Operations of the Predecessor for the period January 1, 1994
  through July 29, 1994...........................................................         22
Consolidated Statements of Changes in Stockholders' Equity of the Company for the
  years ended December 31, 1996 and 1995 and for the period July 30, 1994 through
  December 31, 1994...............................................................         23
Combined Statement of Changes in Stockholders' Equity of the Predecessor for the
  period January 1, 1994 through July 29, 1994....................................         23
Consolidated Statements of Cash Flows of the Company for the years ended December
  31, 1996 and 1995 and for the period July 30, 1994 through December 31, 1994....         24
Combined Statement of Cash Flows of the Predecessor for the period January 1, 1994
  through July 29, 1994...........................................................         24
Notes to Consolidated/Combined Financial Statements...............................         25
Financial Statement Schedules:
  Report of Independent Accountants...............................................        S-1
  Schedule II Valuation and Qualifying Accounts and Reserves......................        S-2

    All other financial statement schedules have been omitted because they are not applicable or the required information is included elsewhere herein or incorporated by reference.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Physio-Control International Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Physio-Control International Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the period from July 30, 1994 (inception) to December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Seattle, Washington
January 24, 1997


To the Board of Directors and Stockholders of Physio-Control International Corporation

    In our opinion, the accompanying combined statements of operations, of changes in stockholder's equity and of cash flows of Physio-Control Corporation (predecessor of Physio-Control International Corporation--see Note 1) present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 1994 to July 29, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Boston, Massachusetts
October 30, 1995

                       Physio-Control International Corporation

                              CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)
---------------------------------------------------------------------------------------------
                                                         DECEMBER 31, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
Assets
Current Assets
Cash and cash equivalents..............................      $   3,336          $   4,575
Accounts receivable, net...............................         36,352             26,938
Other receivables......................................          2,517                596
Inventories, net.......................................         31,811             30,208
Prepaid income taxes...................................          3,967              2,637
Prepaid expenses.......................................          1,094                640
Deferred income taxes..................................                             2,790
                                                               -------            -------
  Total current assets.................................         79,077             68,384
Noncurrent Assets
Other assets...........................................          1,487              1,278
Deferred income taxes..................................          2,175              3,124
Property, plant and equipment, net.....................         13,123              5,714
                                                               -------            -------
  Total assets.........................................      $  95,862          $  78,500
                                                               -------            -------
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable.......................................      $   9,260          $  10,109
Accrued liabilities....................................         19,146             23,103
Deferred income taxes..................................            494
                                                               -------            -------
  Total current liabilities............................         28,900             33,212
                                                               -------            -------
Noncurrent Liabilities
Long-term debt.........................................         21,031             16,211
Unfunded pension obligations...........................          1,711              2,396
                                                               -------            -------
  Total noncurrent liabilities.........................         22,742             18,607
                                                               -------            -------
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock, par value $0.01 per share, 5,000,000
  shares authorized, no shares issued or outstanding
Common stock, voting, par value $0.01 per share,
  40,000,000 shares authorized; 17,020,245 and
  16,754,909 shares issued and outstanding at 1996 and
  1995, respectively...................................            170                168
Additional paid-in capital.............................         25,707             23,615
Retained earnings......................................         18,098              2,759
Equity adjustment from foreign currency translation....            245                139
                                                               -------            -------
  Total stockholders' equity...........................         44,220             26,681
                                                               -------            -------
  Total liabilities and stockholders' equity...........      $  95,862          $  78,500
                                                               -------            -------

The accompanying notes are an integral part of these financial statements.

                       Physio-Control International Corporation

                     CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT
SHARE AND PER SHARE DATA)                                      COMPANY                             PREDECESSOR
---------------------------------------------------------------------------------------------   -----------------
                                                                              FOR THE PERIOD      FOR THE PERIOD
                                          YEAR ENDED         YEAR ENDED      JULY 30, 1994 TO   JANUARY 1, 1994 TO
                                       DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994    JULY 29, 1994
                                       -----------------  -----------------  -----------------  -----------------
Net sales............................    $     173,165      $     148,702        $  60,208          $  89,820
Cost of sales........................           84,360             69,537           37,390             44,815
                                       -----------------  -----------------        -------            -------
  Gross profit.......................           88,805             79,165           22,818             45,005
                                       -----------------  -----------------        -------            -------
Research and development.............           18,849             19,518            7,822             11,231
Sales and marketing..................           32,021             30,073           13,477             18,353
General and administrative...........           12,146             11,474            4,638              7,875
Corporate expense allocation and
  management consulting fees.........                               2,950              258              2,450
Restructuring and special credits....                                                                  (5,767)
                                       -----------------  -----------------        -------            -------
  Operating expenses.................           63,016             64,015           26,195             34,142
                                       -----------------  -----------------        -------            -------
Interest expense.....................           (1,844)            (2,836)          (1,313)
Other (expense) income, net..........             (347)              (482)             236               (185)
                                       -----------------  -----------------        -------            -------
  Other expense......................           (2,191)            (3,318)          (1,077)              (185)
                                       -----------------  -----------------        -------            -------
Income (loss) before income taxes and
  extraordinary item.................           23,598             11,832           (4,454)            10,678
Income tax (expense) benefit.........           (8,259)            (4,118)             959             (3,950)
                                       -----------------  -----------------        -------            -------
Income (loss) before extraordinary
  item...............................           15,339              7,714           (3,495)             6,728
Extraordinary loss from early
  extinguishment of debt, net of
  income tax benefit of $780.........                              (1,460)
                                       -----------------  -----------------        -------            -------
Net income (loss)....................    $      15,339      $       6,254        $  (3,495)         $   6,728
                                       -----------------  -----------------        -------            -------
Net earnings per common and common
  equivalent shares..................    $        0.85
                                       -----------------
Weighted average number of common and
  common equivalent shares
  outstanding........................       18,004,770
                                       -----------------
Pro forma net earnings per common and
  common equivalent shares
  (unaudited)........................                       $        0.38
                                                           -----------------
Pro forma weighted average number of
  common and common equivalent shares
  outstanding (unaudited)............                          16,525,664
                                                           -----------------

The accompanying notes are an integral part of these financial statements.

                       Physio-Control International Corporation

           CONSOLIDATED/ COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(dollars in thousands, except
share data)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                                EQUITY
                                        COMMON STOCK              COMMON STOCK                                ADJUSTMENT
                                      CLASS L (VOTING)              (VOTING)           ADDITIONAL  RETAINED   FROM FOREIGN
                                  ------------------------  -------------------------   PAID-IN   EARNINGS     CURRENCY
                                    SHARES       DOLLARS       SHARES       DOLLARS     CAPITAL   (DEFICIT)   TRANSLATION
                                  -----------  -----------  ------------  -----------  ---------  ---------  -------------
Predecessor
Balance at December 31, 1993....                                                       $  36,218  $  (4,771)   $    (753)
Parent company contribution of
  payable for corporate expense
  allocation....................                                                           2,450
Equity adjustment from foreign
  currency translation..........                                                                                     373
Net income......................                                                                      6,728
                                  -----------         ---   ------------       -----   ---------  ---------        -----
Balance at July 29, 1994........                                                       $  38,668  $   1,957    $    (380)
                                  -----------         ---   ------------       -----   ---------  ---------        -----
Company
Sale of common stock in
  formation of the Company......    1,354,615   $      14     12,191,533   $     122   $   9,464
Sale of common stock to
  management....................       56,021           1        504,169           5         409
Equity adjustment from foreign
  currency translation..........                                                                               $      (8)
Net loss........................                                                                  $  (3,495)
                                  -----------         ---   ------------       -----   ---------  ---------        -----
Balance at December 31, 1994....    1,410,636          15     12,695,702         127       9,873     (3,495)          (8)
Issuance of common shares in
  acquisition...................                                 705,953           8          15
Conversion of Class L shares
  immediately preceding initial
  public offering...............   (1,410,636)        (15)     2,219,754          22          (7)
Net proceeds from initial public
  offering......................                               1,133,500          11      13,734
Equity adjustment from foreign
  currency translation..........                                                                                     147
Net income......................                                                                      6,254
                                  -----------         ---   ------------       -----   ---------  ---------        -----
Balance at December 31, 1995....                              16,754,909         168      23,615      2,759          139
Issuance of common shares.......                                  11,318                     212
Stock issued upon exercise of
  options.......................                                 254,018           2         363
Income tax benefit from exercise
  of stock options..............                                                           1,517
Equity adjustment from foreign
  currency translation..........                                                                                     106
Net income......................                                                                     15,339
                                  -----------         ---   ------------       -----   ---------  ---------        -----
Balance at December 31, 1996....                              17,020,245   $     170   $  25,707  $  18,098    $     245
                                  -----------         ---   ------------       -----   ---------  ---------        -----


                                    TOTAL
                                  ---------
Predecessor
Balance at December 31, 1993....  $  30,694
Parent company contribution of
  payable for corporate expense
  allocation....................      2,450
Equity adjustment from foreign
  currency translation..........        373
Net income......................      6,728
                                  ---------
Balance at July 29, 1994........  $  40,245
                                  ---------
Company
Sale of common stock in
  formation of the Company......  $   9,600
Sale of common stock to
  management....................        415
Equity adjustment from foreign
  currency translation..........         (8)
Net loss........................     (3,495)
                                  ---------
Balance at December 31, 1994....      6,512
Issuance of common shares in
  acquisition...................         23
Conversion of Class L shares
  immediately preceding initial
  public offering...............
Net proceeds from initial public
  offering......................     13,745
Equity adjustment from foreign
  currency translation..........        147
Net income......................      6,254
                                  ---------
Balance at December 31, 1995....     26,681
Issuance of common shares.......        212
Stock issued upon exercise of
  options.......................        365
Income tax benefit from exercise
  of stock options..............      1,517
Equity adjustment from foreign
  currency translation..........        106
Net income......................     15,339
                                  ---------
Balance at December 31, 1996....  $  44,220
                                  ---------

The accompanying notes are an integral part of these financial statements.

                       Physio-Control International Corporation

                    CONSOLIDATED/ COMBINED STATEMENTS OF CASH FLOWS

(dollars in thousands)                                      COMPANY                              PREDECESSOR
-------------------------------------------------------------------------------------------  -----------------
                                                                           FOR THE PERIOD     FOR THE PERIOD
                                       YEAR ENDED         YEAR ENDED      JULY 30, 1994 TO   JANUARY 1, 1994 TO
                                    DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994    JULY 29, 1994
                                    -----------------  -----------------  -----------------  -----------------
Cash Flows From Operating
  Activities
Net income (loss).................    $      15,339        $   6,254          $  (3,495)         $   6,728
Adjustments to Reconcile Net
  Income (Loss) to Net Cash (Used
  in) Provided by Operating
  Activities:
Depreciation and amortization.....            1,006            1,677                198              3,278
Restructuring and special
  credits.........................                                                                  (5,767)
Gain on disposal of property,
  plant and equipment.............             (232)
Extraordinary loss from early
  extinguishment of debt, net.....                             1,460
Increase in accounts
  receivables.....................           (9,414)          (5,151)               (86)            (4,698)
Decrease (increase) in other
  receivables.....................           (1,921)          24,259            (23,700)
Decrease (increase) in
  inventories.....................           (1,603)          (4,577)             6,176              6,140
Increase in prepaid income
  taxes...........................           (1,330)          (2,637)                                 (467)
Decrease (increase) in prepaid
  expenses and other assets.......             (947)           1,906                372             (1,193)
Decrease (increase) in deferred
  income taxes....................            4,233            3,619             (8,160)               237
Increase in income tax payable to
  parent..........................                                                                   4,065
(Decrease) increase in accounts
  payable.........................             (849)           1,687              3,664                (91)
(Decrease) increase in accrued
  liabilities.....................           (4,642)          (9,919)             1,277             (1,099)
(Decrease) increase in income
  taxes payable...................                            (6,354)             7,134
Change in due to/from affiliated
  companies.......................                                                                  (5,071)
                                              -------        -------            -------             ------
Net cash (used in) provided by
  operating activities............             (360)          12,224            (16,620)             2,062
                                              -------        -------            -------             ------
Cash Flows From Investing
  Activities
Purchases of property, plant and
  equipment.......................           (9,919)          (5,853)            (1,979)            (5,005)
Acquisition of net assets, net of
  cash acquired...................                            (2,044)           (18,729)
Proceeds from sale/leaseback
  activity........................            1,788            1,540
Proceeds from sale of property,
  plant and equipment.............              232
                                             -------          -------            -------             ------
Net cash used in investing
  activities......................           (7,899)          (6,357)           (20,708)            (5,005)
                                              -------         -------            -------             ------
Cash Flows From Financing
  Activities
Net proceeds from issuance of
  common stock....................              577           13,768             10,015
Proceeds from issuance of
  long-term debt..................                                               38,000
Debt issue costs..................                              (151)            (2,950)
Repayment of term debt............                           (10,000)            (2,500)
Borrowings under revolving debt...           59,395           17,031
Repayments on revolving debt......          (54,575)         (27,316)
Income tax benefit from exercise
  of stock options................            1,517
Parent company contributions......                                                                   2,450
                                    -----------------        -------            -------             ------
Net cash provided by (used in)
  financing activities............            6,914           (6,668)            42,565              2,450
                                    -----------------        -------            -------             ------
Effect of exchange rate changes...              106              147                 (8)               372
                                    -----------------        -------            -------             ------
Net (decrease) increase in cash
  equivalents.....................           (1,239)            (654)             5,229               (121)
Cash and cash equivalents at
  beginning of period.............            4,575            5,229                                   121
Cash and cash equivalents at end
  of period.......................    $       3,336        $   4,575          $   5,229
                                    -----------------        -------            -------             ------
Supplemental Information
Cash paid during the period for
  interest........................    $       1,561        $   3,145          $     900
Cash paid during the period for
  income taxes....................    $       4,498        $   3,405                             $   6,000
Note payable to Lilly for partial
  acquisition consideration.......                                            $     996

The accompanying notes are an integral part of these financial statements.

             NOTES TO CONSOLIDATED/ COMBINED FINANCIAL STATEMENTS

            (dollars in thousands, except share and per share data)

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

    Physio-Control International Corporation as successor by merger to Physio-Control Acquisition, Inc. (the "Company" or "Successor") was incorporated in Delaware during 1994 to effect the acquisition on July 29, 1994 (the "Acquisition") of Physio-Control Corporation and certain assets of its affiliates (the "Predecessor") from Eli Lilly and Company ("Lilly").

    The consolidated financial statements of the Company include its wholly owned subsidiary, Physio-Control Corporation ("PCC") and European and Canadian subsidiaries of PCC. The Company's primary business activity is the design, manufacture, distribution and servicing of an integrated line of noninvasive emergency cardiac defibrillators and vital sign assessment devices, disposable electrodes and data management software. The Company is headquartered in Redmond, Washington and operations consist of manufacturing facilities in Redmond, Washington and strategically located sales and service offices worldwide.

    Prior to July 29, 1994, the Predecessor was a wholly owned subsidiary of Lilly. The combined financial statements through July 29, 1994 include the results of the Predecessor's U.S. operations and operations whose activities were conducted as either a division of Lilly or a joint venture. Certain costs associated with these operations (compensation, facilities, overhead, etc.) were charged by the Lilly entities to the Predecessor on various bases which, in the opinion of management, are reasonable.

    The financial statements of the Company and the Predecessor are not comparable in certain respects due to differences between the cost bases of certain assets and liabilities. The Predecessor financial statements represent the "carve-out" results of operations and cash flows for the period presented. The financial information of the Predecessor presented herein does not necessarily reflect what the results of operations of the Company would have been had it operated as a stand alone entity during the period covered and may not be indicative of future operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the accompanying financial statements. These policies are in conformity with generally accepted accounting principles that apply to both the Company and the Predecessor and have been consistently applied unless otherwise noted.

PRINCIPLES OF CONSOLIDATION

    The consolidated/combined financial statements include all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

EMPLOYEE STOCK OPTIONS

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans.

EARNINGS PER SHARE

    Net earnings per common and common equivalent share is computed using the weighted average number of shares outstanding, adjusted for incremental shares attributed to outstanding options to purchase common stock. Fully diluted net earnings per common and common equivalent share is not materially different from primary net earnings per common and common equivalent share, and is therefore not presented.

PRO FORMA EARNINGS PER SHARE (UNAUDITED)

    As a result of the changes in the Company's capital structure effective with the initial public offering during December 1995 as described in Note 12, historical earnings per common and common equivalent share amounts would not be meaningful and therefore have not been presented for 1995. For purposes of calculating pro forma net earnings per share, the weighted average number of shares outstanding has been calculated giving retroactive effect to the Recapitalization described in Note 12.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

    The Company considers all highly liquid investments, with an original maturity of three months or less, to be cash equivalents. These amounts are stated at cost, which approximates fair value.

INVENTORIES

    Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are as follows: buildings and land improvements 18 to 40 years; machinery and equipment 3 to 10 years; and furniture and fixtures 5 to 10 years. All direct costs associated with the acquisition and implementation of software for internal use are capitalized. Expenditures for renewals and betterments are capitalized, and maintenance and repairs are charged to operations.

INCOME TAXES

    Deferred income taxes are provided for all significant temporary differences in reporting items of income and expense for financial statement purposes versus income tax reporting. Income taxes in the accompanying financial statements for the period ending July 29, 1994 have been computed assuming the Predecessor filed separate income tax returns worldwide. Subsequent to the Acquisition, the Company has filed a consolidated income tax return with its wholly owned subsidiaries.

FOREIGN CURRENCY

    Prior to the Acquisition, asset and liability accounts of the Predecessor's affiliated foreign operations were translated at the current exchange rate and income accounts were translated at average exchange rates prevailing during the period. Gains and losses resulting from the translation of foreign currency financial statements were classified as a separate component of stockholders' equity. The functional currency of each affiliate was the local currency in its respective country.

    Subsequent to the Acquisition and the restructuring of the Company's foreign operations, the functional currency of each of the Company's foreign subsidiaries is the local currency in its respective country. Asset and liability accounts of each entity are translated at the current exchange rate and income accounts are translated at average exchange rates prevailing during the period. Gains and losses resulting from the translation of these foreign currency financial statements are classified as a separate component of stockholders' equity. For other foreign operations of the Company, all monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at current exchange rates. Income and expense items are remeasured at average exchange rates prevailing during the period. The Company hedges its position in all material foreign currency exposures. Exchange gains and losses arising from remeasurement and hedge revaluations are a component of operating results and are not material.

CONCENTRATION OF CREDIT RISK/FINANCIAL INSTRUMENTS

    Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. Trade receivables from international customers account for a substantial portion of receivables, for which collateral is generally not required. The risk associated with this concentration is limited due to the large number of distributors and their geographic dispersion.

    The carrying values of cash equivalents and other current assets and liabilities (such as accounts receivable and payable) approximate fair value at December 31, 1996. The carrying value of the revolving credit facility approximates fair value as the interest rate adjusts based upon market interest rate changes.

REVENUE RECOGNITION

    Revenue from product sales are recorded by the Company when products are shipped to customers. Provision for sales returns is recorded for estimated products returned by customers. Service revenue is recognized upon the completion of service repair work. Additional service revenue earned on extended warranty contracts is recognized on a straight-line basis over the life of the contract period which is generally one year or less.

WARRANTY AND SERVICE UPDATE ALLOWANCES

    Provision is recorded for the estimated cost of product coverage programs, which includes warranty and service updates. Such costs are accrued at the time revenue is recognized.

RECLASSIFICATION

    Certain amounts have been reclassified in the prior periods in order to conform to the current year presentation.

NOTE 3. ACQUISITION

    Effective July 29, 1994, the Company acquired the stock of the Predecessor and certain foreign assets from Lilly in a transaction structured as a combination stock and asset purchase. The Acquisition has been accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the purchase price plus direct costs of acquisition have been allocated to the assets acquired and liabilities assumed based on management's estimates and arms-length negotiations with Lilly.

    A summary of assets acquired, liabilities assumed and purchase price paid is as follows:

Consideration:
Cash...............................................................  $  44,922
Notes payable to Lilly.............................................      2,457
Purchase price adjustment from Lilly...............................    (25,161)
Costs of acquisition...............................................      1,107
                                                                     ---------
                                                                        23,325
Liabilities assumed................................................     37,800
                                                                     ---------
Cost of assets acquired............................................  $  61,125
                                                                     ---------

    The final cost allocated to each of the Company's assets and liabilities at the date of the Acquisition, as determined in accordance with the purchase method of accounting, is presented in the table below. The preliminary fair values allocated to acquired property, plant and equipment was $32,271. Since the estimated fair value of the net assets acquired exceeded total acquisition costs, the excess purchase price over net assets acquired of $32,271 was allocated as a reduction to the Company's fixed assets.

Cash...............................................................  $   3,600
Accounts receivable................................................     22,859
Inventories........................................................     31,061
Prepaids and other current assets..................................      1,191
Deferred income taxes..............................................      1,373
Property and equipment.............................................
Other long term assets.............................................      1,041
Accounts payable and accrued liabilities...........................    (37,800)
                                                                     ---------
Net assets acquired................................................  $  23,325
                                                                     ---------

    The Acquisition was financed by $38.0 million of bank debt, $10.0 million of equity, and $2.5 million in notes to Lilly. In addition to the Acquisition, a portion of the total bank proceeds was used for acquisition costs of $1.1 million and for working capital purposes.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                         DECEMBER 31, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
Trade receivables......................................      $  37,118          $  27,587
Less allowances........................................           (766)              (649)
                                                               -------            -------
Total accounts receivable..............................      $  36,352          $  26,938
                                                               -------            -------

NOTE 5. INVENTORIES

Inventories consist of the following:

                                                         DECEMBER 31, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
Finished products......................................      $  18,734          $  16,504
Purchased parts and assemblies in process..............          6,534              7,884
Service parts..........................................          9,037              9,507
                                                               -------            -------
                                                                34,305             33,895
Less inventory allowances..............................         (2,494)            (3,687)
                                                               -------            -------
Total inventories......................................      $  31,811          $  30,208
                                                               -------            -------

    In connection with the Acquisition (see Note 3) the Company's total inventories were written up $5.5 million at the date of the Acquisition and subsequently charged to cost of goods sold during the period July 30, 1994 through December 31, 1994.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                         DECEMBER 31, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
Land...................................................      $     880          $     880
Buildings and land improvements........................            388                361
Machinery, equipment, furniture and fixtures...........         13,571              5,467
                                                               -------             ------
                                                                14,839              6,708
Less accumulated depreciation..........................         (1,716)              (994)
                                                               -------             ------
Total property, plant and equipment....................      $  13,123          $   5,714
                                                               -------             ------

    The Company has entered into several agreements for the sale and leaseback of a portion of its production and operating equipment. The leases are classified as operating leases in accordance with FAS 13, "Accounting for Leases." The net book value of the equipment sold during 1996 and 1995 totaled $1,539 and $1,393, respectively, and the gain realized on these transactions was $0 and $147 in 1996 and 1995, respectively. The gain in 1995 was deferred and will decrease lease expense over the lease terms (36 months). Rental expense related to these operating leases during 1996 and 1995 was $1,220 and $69, respectively. Future minimum lease payments are included in the schedule in Note 16.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                         DECEMBER 31, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
Employee compensation..................................      $   6,634          $   5,780
Deferred service contract revenue......................          3,045              2,352
Product and technical service upgrades and updates.....          2,287              3,910
Warranty charges.......................................            997              1,292
Restructuring charges..................................            487              2,664
Other accruals.........................................          5,696              7,105
                                                               -------            -------
Total accrued liabilities..............................      $  19,146          $  23,103
                                                               -------            -------

PRODUCT AND TECHNICAL SERVICE UPGRADES AND UPDATES

    As of December 31, 1996, the Company has recorded its best estimate of the cost to provide future update and upgrade services for its existing product lines. The liability at December 31, 1995 related primarily to non-FDA related product upgrades and updates which were completed during 1996; specifically, the cost of an adapter that enhanced the functionality of two of the Company's products and the estimated cost of certain product service updates to replace certain cables in two of the Company's products. The liabilities at December 31, 1996 and 1995 represent management's best estimate of (i) the number of upgrades that will be made, (ii) the related cost of each upgrade, and (iii) the cost of certain product service updates. Management believes that any liability that may ultimately result from the resolution of product upgrades and updates in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 8. LONG-TERM DEBT

    As a result of the Company's initial public offering in December 1995, the Company received net proceeds of $13.7 million (after underwriting discounts and other charges of approximately $2.7 million). Of this amount, the Company used $12.0 million to reduce its term loan and its revolving credit facility in December 1995 which resulted in an extraordinary loss of $1,460 ($0.09 per share), net of an income tax benefit of $780. Immediately thereafter, the Company entered into an Amended and Restated Credit Agreement with a bank for a $30.0 million revolving credit facility (the "Revolver") which matures December 15, 1998. Of this amount, up to $5.0 million may be used for issuance of commercial and standby letters of credit on behalf of the Company.

    Interest on drawings under the Revolver bear interest at the Company's option, at either (i) the lender's base rate (the higher of such lender's prime rate or the federal funds rate plus 0.5%) or (ii) LIBOR plus 1.0%. Such rates are subject to increase in the event that the Company does not meet certain leverage and interest coverage ratios. At December 31, 1996, the interest rates on drawings on the revolving loan facility were at various rates between 6.5% and 6.8%.

    The Company is required to pay a commitment fee equal to 0.125 percent of the amount by which the available revolving credit exceeds the outstanding Revolver loans on a quarterly basis. The outstanding balance on the Revolver was $18,500 at December 31, 1996 with $10,900 available for future borrowings, after consideration of outstanding letters of credit of $600.

    The Revolver is secured by a first priority interest in and lien on all of the assets of PCC, a pledge by the Company on all of the outstanding stock of PCC and 65% of the outstanding stock of PCC's subsidiaries and other guaranties and pledges as defined in the credit agreement. The Revolver includes various affirmative and negative financial covenants which require, among other things, that the Company maintain certain debt to equity and net worth ratios, limitations on capital expenditures, restrictions on the declaration and payment of dividends and minimum earnings before income taxes, interest, depreciation and amortization.

    The Company has subordinated notes payable to Lilly in connection with the acquisition of certain foreign assets. Notes with a principal balance of $1,530 mature on January 31, 2001 and bear interest at LIBOR plus 3.25% (9.0% at December 31, 1996). An additional note payable with a principal balance of $1,000 matures November 15, 1998 and bears interest at LIBOR plus 3.0% (8.75% at December 31, 1996).

NOTE 9. RELATED PARTY TRANSACTIONS

    The Predecessor's statement of operations for the period ending July 29, 1994 reflect certain expense and revenue items incurred by Lilly which were allocated to the Predecessor, consisting primarily of certain foreign sales and marketing expenses, and expenses relating to Lilly's Medical Device and Diagnostic Business Planning Group.

A summary of this allocation is as follows:

                                                                                FOR THE PERIOD
                                                                                JANUARY 1, 1994
                                                                                  TO JULY 29,
                                                                                     1994
                                                                                ---------------
General and administrative....................................................     $   1,049
Business Planning Group.......................................................         1,336
International sales and marketing.............................................            65
                                                                                      ------
Total corporate expense allocations...........................................     $   2,450
                                                                                      ------

    Operating expenses during the period ended July 29, 1994 include certain services performed by Lilly or its affiliates and charged directly to the Predecessor. Other transactions include intercompany purchases and sales, services fees, and interest. Transactions with affiliated companies are as follows:

                                                                              FOR THE PERIOD
                                                                              JANUARY 1, 1994
                                                                                    TO
                                                                               JULY 29, 1994
                                                                             -----------------
From Lilly (Parent):
Personnel benefits.........................................................      $   2,663
Income taxes...............................................................          6,000
Insurance..................................................................          2,551
Interest expense...........................................................             95
Miscellaneous..............................................................            263
                                                                                   -------
                                                                                 $  11,572
                                                                                   -------
From Lilly (Affiliates):
Interest expense...........................................................      $      77
                                                                                   -------
To Lilly (Affiliates):
Product sales and service..................................................      $     614
                                                                                   -------

    Included in management consulting fees for the year ended December 31, 1995 and for the period July 30, 1994 to December 31, 1994 are amounts paid to Bain Capital, Inc. for management consulting services in the amount of $2,950 and $258, respectively.

NOTE 10. RESTRUCTURING AND SPECIAL CREDITS

    The Predecessor provided for "Other restructuring and special credits" in the amount of $5,767 during the period ending July 29, 1994, which is due to a $10,000 credit related to the discontinuance of certain downsizing actions, partially offset by a $4,233 charge taken for the anticipated cost of providing an adapter that would enhance the functionality of two of the Company's products.

NOTE 11. ACQUISITION OF FIRST MEDIC

    On April 5, 1995, the Company completed the acquisition of substantially all of the assets and the liabilities of the FIRST MEDIC Division of SpaceLabs Medical Inc. ("FIRST MEDIC"), consisting primarily of inventory, fixed assets, certain intangibles, and warranty liabilities. FIRST MEDIC is an out-of-hospital, portable defibrillator product line. The acquisition was accounted for by the purchase method of accounting in accordance with

Accounting Principles Board No. 16, "Business Combinations" and, accordingly, the operating results from FIRST MEDIC product sales have been included in the consolidated operating results since the date of acquisition. The purchase price of the acquisition was $2.1 million in cash and 705,953 shares of voting common stock, which was assigned a value of $23 ($0.033 per share) as agreed between the parties. The fair value of the net assets acquired approximated the purchase price and accordingly no goodwill was recorded.

NOTE 12. STOCKHOLDERS' EQUITY

RECAPITALIZATION

    Immediately prior to the completion of the 1995 initial public offering, the Company's outstanding shares of capital stock were reclassified into one class of common stock and effected a 2.6246-for-one split of all of the then outstanding shares of common stock (the "Recapitalization"). In connection with the Recapitalization, each outstanding share of Class L common stock was reclassified into one share of common stock plus an additional number of shares of common stock determined by dividing a preferential payment amount for such share of Class L common stock by the value of a share of common stock based on the initial public offering price in the offering. The preferential payment amount was equal to the original cost of such share plus an amount which accumulated on a daily basis at 12.5% per annum on such cost and on the amount so accumulated in prior quarters. Upon conversion, each share of Class L common stock was entitled to the aforementioned preferential payment upon any distribution by the Company to holders of its capital stock (whether by dividend, liquidating distribution or otherwise). An aggregate of 2,219,754 shares of common stock was issued in exchange for the outstanding shares of Class L common stock in connection with the Recapitalization. All references in the accompanying consolidated financial statements to the number of common shares, per share amounts, and options exercisable into common stock have been restated to reflect the stock split.

1994 STOCK PURCHASE AND OPTION PLAN

    During 1994, the Company adopted the 1994 Stock Purchase and Option Plan (the "1994 Plan"), which authorizes grants of stock options to current or future employees, directors, consultants, or advisors of the Company. The 1994 Plan authorizes the granting of stock options for up to an aggregate of 262,460 shares of Class L common stock and 2,624,600 shares of common stock. The stock option grants are of three types: time option grants, target option grants, and fair market value option grants.

    Time option grants are granted at the fair market value of the common stock on the date of grant. Prior to the effectiveness of the Company's registration statement under the Securities Act of 1933, the options vested in five equal installments on each anniversary of the grant date. Effective with the offering, all options vested immediately. At December 31, 1996 there were options outstanding to purchase 386,954 shares of common stock at an exercise price of $0.03 per share.

    Target option grants are granted at the fair market value of the common stock on the date of grant. Prior to the effectiveness of the Company's registration statement, the options vested on the earlier of ten years or upon the occurrence of one of several events, including a change in ownership. Effective with the offering, all options vested immediately. At December 31, 1996 there were options outstanding to purchase 306,892 shares of common stock at an exercise price of $0.03 per share.

    Fair market value options granted during 1994 (229,786) became fully vested with the effectiveness of the Company's offering. Fair market value options granted during 1995 (533,364) vest annually in five equal installments commencing on December 31, 1995 of which 271,590 options vested upon the completion of the offering. The exercise price of the stock option is determined on the date the option vests and is equivalent to the fair market value of the common stock on the vesting date. On October 16, 1995 the 1994 Plan was amended to fix the exercise price of the fair market value options at $12.57 per share. At December 31, 1996, 707,634 options were outstanding and a total of 570,675 fair market value options were vested.

1996 STOCK INCENTIVE PLAN

    In December 1995, the Company adopted the Physio-Control International Corporation 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the granting to employees and other key individuals who perform services for the Company and its subsidiaries the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards. An aggregate of 1,250,000 shares of Common Stock have been reserved for issuance under the 1996 Plan. Any additional shares of Common Stock to be authorized for issuance must be approved by the stockholders of the Company.

    Options granted under the 1996 Stock Plan are issued at the fair market value on the date of grant, and vest in equal installments over a five year period. At December 31, 1996, 890,700 options were outstanding and a total of 178,300 options were vested. The table below summarizes the Company's stock option activity:

                                                                                               OPTION PRICE
                                                                                        --------------------------
                                                                     NUMBER OF SHARES      PER SHARE       TOTAL
                                                                     -----------------  ---------------  ---------
Balance at December 31, 1994.......................................       1,148,901     $   0.03-$12.57  $   2,919
Granted............................................................         533,391     $         12.57      6,705
Canceled...........................................................
Exercised..........................................................
                                                                     -----------------  ---------------  ---------
Balance at December 31, 1995.......................................       1,682,292     $   0.03-$12.57      9,624
Granted............................................................         898,500     $  15.38-$20.50     16,351
Canceled...........................................................
Exercised..........................................................        (254,018)    $   0.03-$12.57       (369)
Forfeited..........................................................         (34,594)    $  12.57-$20.50       (496)
                                                                     -----------------  ---------------  ---------
Balance at December 31, 1996.......................................       2,292,180     $   0.03-$20.50  $  25,110
                                                                     -----------------  ---------------  ---------

EMPLOYEE SHARE PURCHASE PLAN

    In December 1995, the Company adopted the Physio-Control International Corporation Employee Share Purchase Plan (the "Share Purchase Plan"), which permits employees of the Company to purchase Common Stock at 85% of the lower of its beginning-of-the-year or end-of-year market price through payroll deductions. All employees of the Company are eligible to participate in the Share Purchase Plan. An aggregate of 600,000 shares of Common Stock have been authorized for issuance under the Share Purchase Plan. During January 1997, a total of 37,795 shares were purchased by employees from contributions made during 1996.

CERTAIN PRO FORMA DISCLOSURES (UNAUDITED)

    As discussed above, the Company has three stock-based compensation plans; the 1994 Stock Purchase and Option Plan, the 1996 Stock Incentive Plan, and the Employee Share Purchase Plan. The Company accounts for these plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (FAS
123), "Accounting for Stock-Based Compensation," which established a fair value based method of accounting for employee stock option plans and share purchase plans. FAS 123 provides for the disclosure of the value of compensation associated with options held by participants, based on a fair value methodology. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant and/or purchase dates, as prescribed by FAS 123, the Company's pro forma net income and pro forma net earnings per common and common equivalent share would have been as follows:

                                                            YEAR ENDED         YEAR ENDED
                                                         DECEMBER 31, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
Net income:
  As reported..........................................      $  15,339          $   6,254
  Pro forma............................................      $   7,792          $   2,611
Net earnings per common and common equivalent share
  As reported..........................................      $    0.85          $    0.38
  Pro forma............................................      $    0.43          $    0.16

    STOCK OPTION PLANS. For the purpose of the FAS 123 pro forma disclosures, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during 1996 and 1995: dividend yield of 0.0% for both periods; expected volatility of 1.9% for both periods; risk-free interest rates of 4.4% and 4.7% for options granted during 1996 and 1995, respectively; and an expected option term of five years for options granted during 1996 and 1995, respectively.

    EMPLOYEE SHARE PURCHASE PLAN. For the purpose of the FAS 123 pro forma disclosures, the fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1996: dividend yield of 0.0%; expected life of one year; expected volatility of 1.9%; and risk-free interest rates of 4.5%. The weighted-average fair value of those purchase rights granted during 1996 was $17.20.

    Because additional option grants and share purchases are expected to be made in future years, the above pro forma disclosures are not representative of pro forma effects on reported net income for future years.

NOTE 13. FEDERAL INCOME TAXES

Income taxes have been provided as follows:

                                                                     COMPANY                             PREDECESSOR
                                             -------------------------------------------------------  -----------------
                                                                                    FOR THE PERIOD      FOR THE PERIOD
                                                YEAR ENDED         YEAR ENDED      JULY 30, 1994 TO   JANUARY 1, 1994 TO
                                             DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994    JULY 29, 1994
                                             -----------------  -----------------  -----------------  -----------------
Current Income Tax (Expense) Benefit
U.S. federal tax (expense) benefit.........      $  (2,030)         $   1,363         $    (6,702)        $  (3,622)
Foreign tax expense........................         (1,996)            (1,862)               (497)             (328)
                                                   -------             ------            --------            ------
Total current tax expense..................         (4,026)              (499)             (7,199)           (3,950)
Deferred Income Tax (Expense) Benefit......         (4,233)            (3,619)              8,158
                                                   -------             ------            --------            ------
Total income tax (expense) benefit.........      $  (8,259)         $  (4,118)        $       959         $  (3,950)
                                                   -------             ------            --------            ------

    Significant components of the Company's deferred tax assets and liabilities included in the provisions referred to above are as follows:

                                                         DECEMBER 31, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
Deferred Tax Assets:
Net operating loss carryforwards.......................                         $   2,897
Property, plant and equipment..........................      $   2,175              3,124
Accrued product upgrades and service updates...........            864              1,486
Restructuring and special charges......................            541              1,039
Accrued pension liability..............................            791              1,051
Vacation liability.....................................            439                460
Warranty accrual.......................................            397                491
Research and development credit........................                               341
Subpart F income.......................................            463
Other..................................................            210                418
                                                                ------             ------
Total deferred tax assets..............................          5,880             11,307
                                                                ------             ------
Deferred Tax Liabilities:
Inventories............................................         (4,199)            (5,393)
                                                                ------             ------
Net deferred taxes.....................................      $   1,681          $   5,914
                                                                ------             ------

    At December 31, 1996 and 1995 the Company has not provided a valuation allowance against its deferred tax assets because the Company believes it is more likely than not that the assets will be realized.

    A reconciliation of income taxes computed at federal statutory rates to the reported income tax (expense) benefit is as follows:

                                                                       COMPANY                             PREDECESSOR
                                               -------------------------------------------------------  -----------------
                                                                                      FOR THE PERIOD      FOR THE PERIOD
                                                  YEAR ENDED         YEAR ENDED      JULY 30, 1994 TO   JANUARY 1, 1994 TO
                                               DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994    JULY 29, 1994
                                               -----------------  -----------------  -----------------  -----------------
Income tax (expense) benefit computed at
  federal statutory tax rates................      $  (8,259)         $  (4,023)         $   1,514          $  (3,631)
Permanent differences........................           (181)              (286)              (643)              (108)
State taxes, net of federal tax (expense)
  benefit....................................           (433)              (190)                88               (211)
Research tax credit..........................            181                210
Effect of international operations...........            167                171
Other........................................            266
                                                     -------            -------             ------            -------
Income tax (expense) benefit.................      $  (8,259)         $  (4,118)         $     959          $  (3,950)
                                                     -------            -------             ------            -------

    Pretax income for the periods presented was taxed under the following jurisdictions:

                                                               COMPANY                             PREDECESSOR
                                       -------------------------------------------------------  -----------------
                                                                              FOR THE PERIOD      FOR THE PERIOD
                                          YEAR ENDED         YEAR ENDED      JULY 30, 1994 TO   JANUARY 1, 1994 TO
                                       DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994    JULY 29, 1994
                                       -----------------  -----------------  -----------------  -----------------
Domestic.............................      $  17,895          $   6,513          $  (5,874)         $   9,742
Foreign..............................          5,703              5,319              1,420                936
                                             -------            -------            -------            -------
Total pretax income (loss)...........      $  23,598          $  11,832          $  (4,454)         $  10,678
                                             -------            -------            -------            -------

NOTE 14. EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

    The Company has a noncontributory defined benefit retirement plan that covers substantially all United States employees. Benefits under this plan prior to its amendment in September 1994 were calculated by using one of several formulas. These formulas were based on a combination of years of service, final average earnings, primary social security benefits and age. Effective September 1, 1994, the defined benefit plan was amended to become a cash balance plan. Under the amended plan, the Company makes contributions to the plan based on certain percentages of the participants' salaries.

    The Company's funding policy for all plans is consistent with governmental and tax funding requirements. Plan assets consist of equity and fixed income instruments.

    Net pension expense for the U.S. retirement plan includes the following components:

                                                                COMPANY                              PREDECESSOR
                                       ---------------------------------------------------------  -----------------
                                                                               FOR THE PERIOD       FOR THE PERIOD
                                          YEAR ENDED         YEAR ENDED       JULY 30, 1994 TO    JANUARY 1, 1994 TO
                                       DECEMBER 31, 1996  DECEMBER 31, 1995   DECEMBER 31, 1994     JULY 29, 1994
                                       -----------------  -----------------  -------------------  -----------------
Service costs-benefits earned during
  the period.........................      $      23          $      32           $     338           $     975
Interest cost on projected benefit
  obligation.........................            750                359                 431                 908
Actual return on plan assets.........         (1,564)              (876)               (573)             (1,026)
Net amortization and deferral........            106               (409)               (109)                 43
Settlement gain......................                            (1,233)
Cost of special termination
  benefits...........................                             1,806
                                              ------             ------               -----              ------
Net pension (benefit) expense........      $    (685)         $    (321)          $      87           $     900
                                              ------             ------               -----              ------

    On December 1, 1994, the Company offered for a short period of time (through January 15, 1995) special benefits to its employees in connection with their voluntary early retirement. The terms of the offer included the option of a lump-sum payment (settlement) and the automatic addition of two years of service and three years to the participants' age in the calculation of the termination benefits due (special termination benefits). The lump-sum payments and the resulting relief of the plan's obligation to the participants and special termination benefits offered constitute a settlement and special termination benefits respectively, under FAS No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," which resulted in a settlement gain of $1,233 and a special termination benefits cost of $1,806 during the year ended December 31, 1995. The decrease in the projected benefit obligation and the plan assets was primarily a result of the early retirement program and the associated lump sum payments made.

    The following table sets forth the funded status and amounts recognized in the accompanying financial statements:

                                                         DECEMBER 31, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
Actuarial present value of benefit obligations:
Vested benefit obligation..............................      $   9,976          $  10,726
Nonvested benefit obligation...........................            313                517
                                                               -------            -------
Accumulated benefit obligation.........................      $  10,289          $  11,243
                                                               -------            -------
Plan assets at fair value..............................      $  15,910          $  14,641
Projected benefit obligation...........................         10,289             11,243
                                                               -------            -------
Plan assets in excess of projected benefit
  obligation...........................................          5,621              3,398
Unrecognized prior service cost........................         (6,796)            (7,197)
Unrecognized net asset arising at transition...........          1,162              1,267
Unrecognized net gain (loss)...........................         (1,698)               136
                                                               -------            -------
Unfunded pension obligation............................      $  (1,711)         $  (2,396)
                                                               -------            -------

    The assumptions used in the actuarial computations are as follows:

                                                           DECEMBER 31, 1996      DECEMBER 31, 1995
                                                         ---------------------  ---------------------
Discount rate..........................................              7.5%                   7.0%
Expected long-term rate of return on plan assets.......              8.0%                   8.0%

    Prior to July 29, 1994 the Predecessor also had employees outside the U.S. who were covered by retirement plans maintained by Lilly. Expenses attributable to the Predecessor's employees outside of the U.S. are included in the results of operations of the Predecessor.

TEAM SAVINGS PLAN

    The Company also has defined contribution savings plans that cover eligible employees worldwide. Participation in a given plan is dependent upon the country in which the participant is employed. Certain employees are eligible to participate in the plans. The purpose of the plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Contributions to the plans are determined by the Company based on employee contributions and the level of the Company match. The Predecessor and Company contributions to the plans were as follows:

                                                                          COMPANY     PREDECESSOR
                                                                        -----------  -------------
The period January 1, 1994 to July 29, 1994...........................                 $     593
The period July 30, 1994 to December 31, 1994.........................   $     130
Year ended December 31, 1995..........................................   $     703
Year ended December 31, 1996..........................................   $     405

NOTE 15. GEOGRAPHICAL INFORMATION

                                                                                                     COMBINED
                                                                                                  PERIODS ENDED
                                                                                                   JANUARY 1 TO
                                                                                                       JULY
                                                                                                   29, 1994 AND
                                                                                                    JULY 30 TO
                                                              YEAR ENDED         YEAR ENDED        DECEMBER 31,
                                                           DECEMBER 31, 1996  DECEMBER 31, 1995        1994
                                                           -----------------  -----------------  ----------------
Net Sales
United States sales to unaffiliated customers............     $   137,928        $   117,194        $  123,445
Transfers to other geographic areas......................           9,323              8,491             4,875
                                                                 --------           --------          --------
Total domestic sales.....................................         147,251            125,685           128,320
International sales......................................          35,237             31,508            26,583
Eliminations.............................................          (9,323)            (8,491)           (4,875)
                                                                 --------           --------          --------
Net sales................................................     $   173,165        $   148,702        $  150,028
                                                                 --------           --------          --------
Income Before Taxes
Domestic.................................................     $    20,813        $     9,151        $    7,300
International............................................           5,703              5,319             2,356
Eliminations.............................................          (2,918)            (2,638)           (3,432)
                                                                 --------           --------          --------
Income before taxes......................................     $    23,598        $    11,832        $    6,224
                                                                 --------           --------          --------
Total Assets
United States............................................     $    70,591        $    61,335        $   72,332
International............................................          26,158             18,055            21,515
Eliminations.............................................            (887)              (890)             (303)
                                                                 --------           --------          --------
Total assets.............................................     $    95,862        $    78,500        $   93,544
                                                                 --------           --------          --------

    Export sales were $10,120 and $9,734 for the years ended December 31, 1996 and 1995, respectively, $3,663 for the period July 30, 1994 to December 31, 1994 and $3,467 for the period January 1, 1994 to July 29, 1994.

NOTE 16. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases office space, automobiles and equipment under various operating lease agreements. Total rent expense is as follows:

                                                                          COMPANY    PREDECESSOR
                                                                        -----------  -----------
The period January 1, 1994 to July 29, 1994...........................                $   1,051
The period July 30, 1994 to December 31, 1994.........................   $     507
Year ended December 31, 1995..........................................   $   1,539
Year ended December 31, 1996..........................................   $   1,735

    Future minimum annual rental commitments on all operating leases at December 31, 1996 are as follows:

Year ended December 31
1997......................................................  $ 4,605
1998......................................................    4,218
1999......................................................    1,646
2000......................................................      174
2001......................................................      551
                                                            -------
Total future minimum annual rental commitments............  $11,194
                                                            -------

FDA COMPLIANCE

    The Company is subject to routine inspections by the Food and Drug Administration ("FDA"). The FDA issued a report of its observations, Form FDA 483, to the Predecessor on May 14, 1992, which contained observations that the Predecessor's manufacturing processes and methods of documentation were not in compliance with FDA current Good Manufacturing Practices ("GMP") and Medical Device Reporting ("MDR") regulations. On May 18, 1992, the Predecessor voluntarily suspended its manufacturing operations for the U.S. in order to evaluate its operations and to assure compliance with GMP. In July 1992, the Predecessor entered into a consent decree with the government which, among other things, required that the Predecessor be subject to FDA inspection and approval in order to resume production and distribution of its current products in the United States. The consent decree is in effect for a minimum of five years from July 1992, after which time the Company may apply for its termination. The Company has met all obligations of the consent decree and resumed shipping its products in stages.

LITIGATION

    The Company is a party to certain legal actions arising in the ordinary course of its business. The Company has recorded liabilities of approximately $273 and $295 at December 31, 1996 and 1995, respectively, to cover such claims. The Company's estimates of these exposures are based primarily on historical claims experience. The Company expects settlements related to these claims to be paid out over the next several years. The majority of the costs associated with defending and disposing of these suits are covered by insurance.

    In November 1995, the Company initiated litigation in Washington State Court against Heartstream, Inc. ("Heartstream"), a company recently formed to develop, manufacture and market defibrillators, as well as certain individuals who were formerly employed by the Company and who are founders of and employees of Heartstream. The Company's claims are based on its belief that Heartstream and such individuals have, among other things, misappropriated certain of the Company's intellectual property and that such individuals have breached contractual obligations to the Company. The Company received an answer to its complaint from Heartstream, and in its answer, Heartstream denies the Company's claims and alleges certain counterclaims against the Company for, among other things, monopolization of the industry and tortious interference with business opportunities. While the Company believes it has meritorious defenses against the suit, the ultimate resolution of the matter could result in a loss of up to $10 million. The parties are currently conducting discovery in this litigation and a tentative trial date has been set for September 1997.

    In addition, in January 1997 Heartstream initiated litigation against the Company in U.S. District Court for the Western District of Washington alleging that the Company is infringing a Heartstream patent related to product self-test features. The Company has filed an answer denying Heartstream's claims and alleging certain counterclaims against Heartstream for infringement of a Company self-test patent. Discovery is in the initial stages in this litigation.

    If the Company does not prevail in these litigations or otherwise successfully resolve its claims, its ability to design and market certain future products may be adversely affected. In addition, if a court were to find in favor of Heartstream on its claims, the Company could be held liable for significant damages.

    In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

NOTE 17. SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

                                                                                               1996
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                        ---------  ---------  ---------  ---------
Net sales.............................................................  $  42,755  $  42,923  $  41,694  $  45,793
Gross profit..........................................................     21,323     22,208     21,553     23,721
Operating expenses....................................................     15,475     15,688     16,384     15,469
Net income............................................................      3,396      3,887      2,891      5,165
Net earnings per common and common equivalent shares..................       0.19       0.22       0.16       0.29
                                                                        ---------  ---------  ---------  ---------

                                                                                               1995
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                        ---------  ---------  ---------  ---------
Net sales.............................................................  $  36,721  $  36,817  $  34,733  $  40,431
Gross profit..........................................................     18,850     19,824     18,438     22,053
Operating expenses....................................................     15,261     16,044     16,072     16,638
Income before extraordinary item......................................      1,818      1,822      1,169      2,905
Net income............................................................      1,818      1,822      1,169      1,445
Pro forma net earnings per common and common equivalent shares before
  extraordinary item..................................................       0.11       0.12       0.07       0.18
Pro forma net earnings per common and common and common equivalent
  shares..............................................................       0.11       0.12       0.07       0.09
                                                                        ---------  ---------  ---------  ---------

    As a result of the Company's initial public offering in December 1995, the Company received net proceeds of $13.7 million (after underwriting discounts and other charges of approximately $2.7 million). Of this amount, the Company used $12.0 million to reduce its term loan and its revolving credit facility in December 1995 which resulted in an extraordinary loss of $1,460 ($0.09 per share), net of an income tax benefit of $780.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4 of Part I of this Form 10-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Compensation of Executive Officers," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Performance Graph).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the headings "Election of Directors --Compensation Committee Interlocks and Insider Participation" and "Election of Directors --Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents filed as a part of this report:

        1. Financial Statements. Reference is made to the Index to Consolidated/Combined Financial Statements and Supplementary Data included in Item 8 herein.

        2. Financial Statement Schedules. Reference is made to the Index to Consolidated/Combined Financial Statements and Supplementary Data included in Item 8 herein.

        3. Exhibits. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed below upon the payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

  EXHIBIT
    NO.                                                       EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------------
       2.1   Stock Purchase Agreement, dated July 29, 1994, between Eli Lilly and Physio Control Acquisition Corp. (1)
     3.1(i)  Restated Certificate of Incorporation of the Company. (2)
    3.1(ii)  Amended and Restated By-laws of the Company. (2)
       4.1   Form of certificate representing shares of Common Stock, par value $0.01 per share.(1)
       4.2   Registration Rights Agreement, dated July 29, 1994, among the Company and the stockholders named therein.
             (1)
       4.3   Stockholders Agreement, dated July 29, 1994, among the Company and the stockholders named therein. (1)
      10.1   Credit Agreement dated July 29, 1994, between the Company, the banks named therein and
             Creditanstalt-Bankverein, as administrative agent. (1)
      10.2   Pledge Agreement, dated July 29, 1994, between the Company and Creditanstalt-Bankverein, as collateral agent. (1)
      10.3   Security Agreement, dated July 29, 1994, between the Company and Creditanstalt-Bankverein, as collateral agent. (1)
      10.4   Subordinated Promissory Notes issued by the Company in favor of Eli Lilly and Company on July 29, 1994.
             (1)
      10.5   1994 Stock Purchase and Option Plan. (1)*
      10.6   Amended and Restated Management Agreements for Messrs. Martin and Guezuraga. (1)*
      10.7   Management Advisory Agreement, dated July 29, 1994, between the Company and Bain Capital, Inc. (1)
      10.8   Physio-Control International Corporation 1996 Stock Incentive Plan. (2)*
      10.9   Indemnification Agreement between the Company and its directors and executive officers. (2)*
      10.10  Physio-Control International Corporation Employee Share Purchase Plan. (2)*
      10.11  Letter, dated October 18, 1994, to Joseph J. Caffarelli regarding severance arrangement. (1)*

                                                                                                             SEQUENTIAL
                                                                                                               PAGE #
                                                                                                             ----------
     10.12   Amended and Restated Management Agreements for Messrs. Caffarelli and Droppert. (2)*
     10.13   Amended and Restated Credit Agreement, dated December 15, 1995, by and among Physio-Control
             Corporation, certain banks and Creditanstalt-Bankverein, as administrative agent and collateral agent. (2)
     10.14   Reaffirmation, dated December 15, 1995, between Physio-Control International Corporation and
             Creditanstalt-Bankverein, as collateral agent. (2)
     10.15   Amended and Restated Pledge Agreement, dated December 15, 1995, between Physio-Control
             Corporation and Creditanstalt-Bankverein, as collateral agent. (2)
     21.1    Subsidiaries of the Company (2)
     23.1    Consent of Price Waterhouse LLP...............................................................       43
     24.1    Power of Attorney for 1995 Annual Report on Form 10-K (2)
     27      Financial Schedule............................................................................       44

------------------------

(1) Incorporated herein by reference to the same numbered exhibit filed with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-1, as amended (Registration No. 33-98856), as declared effective by the Commission on December 12, 1995.

(2) Incorporated herein by reference to the same numbered exhibit filed with the Securities and Exchange Commission as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

* Denotes a management contract or compensatory plan or arrangement required to be filed with this Form 10-K pursuant to Item 14(c) of Form 10-K.

    (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 1997.

                               PHYSIO-CONTROL INTERNATIONAL
                               CORPORATION

                               By        /s/ JOSEPH J. CAFFARELLI
                                  --------------------------------------
                                             Joseph J. Caffarelli
                                          Executive Vice President and
                                             Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 17th day of March, 1997.

          SIGNATURE                      CAPACITY
------------------------------  ---------------------------
                                Chairman of the Board,
    /s/ RICHARD O. MARTIN         Chief Executive Officer
------------------------------    and Director (Principal
      Richard O. Martin           Executive Officer)

   /s/ ROBERT M. GUEZURAGA      President, Chief Operating
------------------------------    Officer and Director
     Robert M. Guezuraga

                                Executive Vice President
                                  and Chief Financial
   /s/ JOSEPH J. CAFFARELLI       Officer
------------------------------    (Principal
     Joseph J. Caffarelli         Financial Officer and
                                  Principal Accounting
                                  Officer)

                                Executive Vice
     /s/ V. MARC DROPPERT         President-Law, Human
------------------------------    Resources and Corporate
       V. Marc Droppert           Affairs and Secretary

     STEPHEN G. PAGLIUCA        Director
------------------------------
     Stephen G. Pagliuca

      RONALD W. DOLLENS         Director
------------------------------
      Ronald W. Dollens

      ROBERT A. SANDLER         Director
------------------------------
      Robert A. Sandler

        ROBERT C. GAY           Director
------------------------------
        Robert C. Gay

       JOHN J. O'MALLEY         Director
------------------------------
       John J. O'Malley

                         Report of Independent Accountants on
                             Financial Statement Schedule




    To the Board of Directors and Stockholders of Physio-Control
    International Corporation


    Our audits of the Physio-Control International Corporation consolidated financial statements and the Physio-Control Corporation (predecessor to Physio-Control International Corporation) combined financial statements referred to in our reports dated January 24, 1997 and October 30, 1995, respectively, appearing on page 20 of this Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



    Price Waterhouse  LLP
    Seattle, Washington
    January 24, 1997

PHYSIO-CONTROL INTERNATIONAL CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT AND RESERVES

(dollars in thousands)
--------------------------------------------------------------------------------



                                        Balance at Charge to Costs                   Balance at
Description                       Beginning of Period and Expenses     Deductions End of Period
-----------                       --------------------------------     ------------------------


Company

Year ended December 31, 1996
Allowance for doubtful accounts          $649          $280                $(163)       $766
Inventory allowances                    3,687         4,513               (5,706)      2,494


Year ended December 31, 1995
Allowance for doubtful accounts           918           673                 (942)        649
Inventory allowances                    1,778         6,981               (5,072)      3,687


Period July 30,1994-December 31, 1994
Allowance for doubtful accounts                         918                              918
Inventory allowances                                  1,778                            1,778


Predecessor

Period January 1, 1994-July 29, 1994
Allowance for doubtful accounts            724          204                  (171)       757
Inventory allowances                    13,446        5,938                (6,384)    13,000
Income tax valuation allowance          18,497                                        18,497

