Form 10-Q
period 1997-03-31
PHYSIO CONTROL INTERNATIONAL CORP \DE\
filed 1997-05-15
CIK 1003088

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                  ------------------
                                      FORM 10-Q
                                  ------------------


                  Quarterly report pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997    COMMISSION FILE NUMBER: 0-27242




                          ----------------------------------

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

             Yes   X                                No
                 -----                                 -----

     As of April 18, 1997, there were 17,154,441 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                      FORM 10-Q
                                    MARCH 31, 1997

                                             Index                                            Page
                                             -----                                            ----
PART I.   FINANCIAL INFORMATION

     ITEM 1.   Consolidated Financial Statements

          -    Consolidated Balance Sheets as of March 31, 1997
               and December 31, 1996............................................................3

          -    Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996....................................................4

          -    Consolidated Statement of Changes in Stockholders' Equity
               for the three months ended March 31, 1997........................................5

          -    Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996....................................................6

          -    Notes to Consolidated Financial Statements.......................................7

     ITEM 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................................9

PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings................................................................11

     ITEM 6.   Exhibits and Reports on Form 8-K.................................................11

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
 ...............................................................................

                                                               MARCH 31, 1997    DECEMBER 31, 1996
                                                               --------------    -----------------
ASSETS                                                           (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents                                           $4,324             $3,336
Accounts receivable, net                                            38,187             38,869
Inventories, net                                                    34,843             31,811
Prepaid income taxes                                                 3,111              3,967
Prepaid expenses                                                     1,878              1,401
                                                                   -------            -------
     Total current assets                                           82,343             79,384

NONCURRENT ASSETS
Other assets                                                         1,086              1,180
Deferred income taxes                                                2,175              2,175
Property, plant and equipment, net                                  14,494             13,123
                                                                   -------            -------
TOTAL ASSETS                                                      $100,098            $95,862
                                                                   -------            -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                   $11,366             $9,260
Accrued liabilities                                                 16,261             19,146
Deferred income taxes                                                  494                494
                                                                   -------            -------
     Total current liabilities                                      28,121             28,900
                                                                   -------            -------

NONCURRENT LIABILITIES
Long-term  debt                                                     22,136             21,031
Unfunded pension obligations                                         1,540              1,711
                                                                   -------            -------
     Total noncurrent liabilities                                   23,676             22,742
                                                                   -------            -------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY

Preferred stock, par value $0.01 per share, 5,000,000
     shares authorized, no shares issued or outstanding
Common stock, voting, par value $0.01 per share,
     40,000,000 shares authorized; 17,154,441 and 17,020,245
     shares issued and outstanding, respectively                       172                170
Additional paid-in capital                                          27,457             25,707
Retained earnings                                                   20,751             18,098
Equity adjustment from foreign currency translation                   (79)                245
                                                                   -------            -------
     Total stockholders' equity                                     48,301             44,220
                                                                   -------            -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $100,098            $95,862
--------------------------------------------------------------------------            -------

 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
 ...............................................................................




                                                   QUARTER ENDED   QUARTER ENDED
                                                  MARCH 31, 1997  MARCH 31, 1996
                                                  --------------  --------------
Net sales                                              $40,727        $42,755
Cost of sales                                           19,846         21,432
                                                  --------------  --------------
     Gross profit                                       20,881         21,323
                                                  --------------  --------------

Research and development                                 5,237          4,638
Sales and marketing                                      8,854          7,795
General and administrative                               2,014          3,042
                                                  --------------  --------------
     Operating expense                                  16,105         15,475
                                                  --------------  --------------

Interest expense                                          (459)          (426)
Other expense, net                                        (236)          (276)
                                                  --------------  --------------
     Other expense                                        (695)          (702)
                                                  --------------  --------------

Income before income taxes                               4,081          5,146
Income tax expense                                      (1,428)        (1,750)
                                                  --------------  --------------

Net income                                              $2,653         $3,396
                                                  --------------  --------------

Net earnings per common and
     common equivalent shares                            $0.15          $0.19

Weighted average number of common
     and common equivalent shares outstanding       18,080,919     17,930,882
--------------------------------------------------------------     -------------

 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
 ...............................................................................

                                                                                               EQUITY
                                         COMMON STOCK                                                    ADJUSTMENT
                                           (VOTING)               ADDITIONAL                 FROM FOREIGN
                                   -------------------------        PAID-IN      RETAINED     CURRENCY
                                      SHARES         DOLLARS        CAPITAL      EARNINGS    TRANSLATION      TOTAL
                                   ----------        -------     ----------      --------   ------------   --------
BALANCE AT DECEMBER 31, 1996       17,020,245           $170        $25,707       $18,098           $245    $44,220

Issuance of common shares              46,791              1            915                                     916

Stock issued upon exercise
   of options                          87,405              1            407                                     408

Income tax benefit from
   exercise of stock options                                            428                                     428

Equity adjustment from
   foreign currency translation                                                                     (324)      (324)

Net income                                                                          2,653                     2,653
                                   ----------        -------     ----------      --------   ------------   --------
BALANCE AT MARCH 31, 1997          17,154,441           $172        $27,457       $20,751           ($79)   $48,301
---------------------------------------------        -------     ----------      --------   ------------   --------

 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
 ...............................................................................

                                                                        QUARTER ENDED       QUARTER ENDED
                                                                       MARCH 31, 1997      MARCH 31, 1996
                                                                       --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                     $2,653              $3,396
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization                                                     421                 288
Decrease (increase) in receivables                                                682              (4,238)
(Increase) decrease in inventories                                             (3,032)              1,268
Decrease in prepaid income taxes                                                  856               1,712
Increase in prepaid expense and other assets                                     (443)             (1,510)
Increase (decrease) in accounts payable                                         2,106              (2,401)
Decrease in accrued and other liabilities                                      (3,056)             (4,095)
                                                                       --------------      --------------

Net cash provided by (used in) operating activities                               187              (5,580)
                                                                       --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment                                     (1,732)             (1,133)
                                                                       --------------      --------------
Net cash used in investing activities                                          (1,732)             (1,133)
                                                                       --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings under revolving debt                                                14,862              18,973
Repayments on revolving debt                                                  (13,757)            (10,474)
Net proceeds from issuance of common stock                                      1,324                  33
Income tax benefit from issuance of common stock                                  428
                                                                       --------------      --------------

Net cash provided by financing activities                                       2,857               8,532
                                                                       --------------      --------------

Effect of foreign currency translation                                           (324)                (95)
                                                                       --------------      --------------

Net increase in cash and cash equivalents                                         988               1,724
Cash and cash equivalents at beginning of period                                3,336               4,575
                                                                       --------------      --------------
Cash and cash equivalents at end of period                                     $4,324              $6,299
-------------------------------------------------------------------------------------      --------------

 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     (UNAUDITED)
 ...............................................................................

NOTE 1.  GENERAL

The consolidated financial statements as of March 31, 1997 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.


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



NOTE 3.  INVENTORIES

Inventories consist of the following:
                                             MARCH 31, 1997   DECEMBER 31, 1996
                                             --------------   -----------------
Finished products                                   $21,656             $18,734
Purchased parts and assemblies in process             7,275               6,534
Service parts                                         7,976               9,037
                                             --------------   -----------------
                                                     36,907              34,305
Less inventory allowances                            (2,064)             (2,494)
                                             --------------   -----------------
TOTAL INVENTORIES                                   $34,843             $31,811
                                             --------------   -----------------

-------------------------------------------------------------------------------

NOTE 4.  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is party to certain legal actions arising in the ordinary course of its business. The Company's estimates of these exposures are based primarily on historical claims experience. The Company expects settlements related to these claims to be paid over the next several years. The majority of the costs associated with defending and disposing of these suits are covered by insurance.

On November 13, 1995, the Company initiated litigation in Washington State Court against Heartstream, Inc. ("Heartstream"), a company formed to develop, manufacture and market defibrillators, as well as certain individuals who were formerly employed by the Company and who are founders of and employees of Heartstream. The Company's claims are based on its belief that Heartstream and such individuals have, among other things, misappropriated certain of the Company's intellectual property and that such individuals have breached contractual obligations to the Company. The Company received an answer to its complaint from Heartstream and in its answer, Heartstream denies the Company's claims and alleges certain counterclaims against the Company for, among other things, monopolization of the industry and tortuous interference with business opportunities. While the Company believes it has meritorious defenses against the suit, the ultimate resolution of the matter could result in a loss of up to $10 million. The parties are currently conducting discovery in this litigation and a tentative trial date has been set for September, 1997.

Additionally, during January, 1997 Heartstream initiated litigation against the Company in U.S. District Court for the Western District of Washington alleging that the Company is infringing a Heartstream patent related to product self-test features. The Company has filed an answer denying Heartstream's claims and alleging certain counterclaims against Heartstream for infringement of a Company self-test patent. Discovery is in the initial stages in this litigation.

If the Company does not prevail in these litigations or otherwise successfully resolve its claims, its ability to design and market certain future products may be adversely affected. In addition, if a court were to find in favor of Heartstream on its claims, the Company could be liable for significant damages.

In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements due to many factors, including, but not limited to, the effect of general economic conditions, the impact of competitive products and pricing, customer demand, product development, commercialization and technological difficulties, U.S. and foreign regulatory requirements, the effects of accounting policies and financing requirements, and other such risks and factors.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

The Company reported worldwide sales of $40.7 million for the first quarter of 1997, reflecting a decrease of $2.0 million or 5% from the comparable 1996 quarter. Domestic sales for the current quarter aggregated $29.6 million, down 6% from the comparable 1996 quarter, and international sales of $11.2 million were down 2% from the 1996 period. Worldwide equipment sales of $26.1 million decreased 10% from the comparable 1996 quarter due primarily to softness in the U.S. domestic hospital market. Worldwide service revenue of $6.9 million increased slightly (1%) over the comparable prior year period, and supplies (disposable and accessory) revenue of $7.7 million increased 11% due to a strong demand for the Company's disposable products, primarily QUIK-COMBO electrodes.

The decrease in domestic sales between the comparable quarters was driven primarily by the U.S. domestic hospital market. Out-of-hospital sales, however, were essentially unchanged from the prior year quarter as sales from the Company's new LIFEPAK 500 offset shortfalls in other products. Shipments of the new LIFEPAK 500 defibrillator commenced during February 1997 and the product has been well received within the market due to its light weight, low maintenance, and simple operation. Internationally, sales decreased 2% from the prior year quarter due to weaker sales in both Latin America and Europe.

During the first quarter of 1997, the Company reported worldwide product orders of $37.1 million, up $1.6 million or 4% from the comparable 1996 quarter. The increase in product orders was due to the introduction of the LIFEPAK 500 defibrillator as well as solid international performance. Domestic product orders remained essentially unchanged from the comparable prior year period, however, international orders increased 13% due to increased activity in the Eastern European marketplace.

Gross profit of $20.9 million decreased $0.4 million during the current quarter from $21.3 million during the comparable 1996 period. However, as a percentage of sales, gross profit increased from 49.9% during the comparable 1996 quarter to 51.3% in the 1997 quarter. The increase in gross profit was primarily attributed to a favorable product mix, including the impact of LIFEPAK 500 sales, and a reduction in aggressive trade-in programs that had been offered during the comparable 1996 period.

Research and development ("R&D") expenditures of $5.2 million increased 13% during the current quarter from $4.6 million in the comparable 1996 quarter. As a percentage of sales, R&D expenses increased from 11% in the 1996 quarter to 13% during the 1997 quarter. R&D expenditures increased due to the Company's accelerated and continuing commitment to develop new products as well as conduct ongoing research for future products and technology.

Sales and marketing expenditures of $8.9 million increased 14% from the comparable 1996 quarter. The increase resulted from enhanced sales and marketing efforts aimed at introducing the Company's new LIFEPAK 500 during January and February 1997. In addition to product introduction costs, international selling expense increased from the comparable 1996 quarter. The Company has continued to commit resources to develop international marketing strategy and marketshare.

-------------------------------------------------------------------------------

General and administrative expenditures of $2.0 million decreased 34% from the comparable 1996 quarter mainly due to no counterpart to 1996 bonus accrual. As a percentage of sales, general and administrative expenses decreased from 7% during the comparable 1996 quarter to 5% during the current quarter.

On a combined basis, selling, general and administrative ("SG&A") expenses during the first quarter of 1997 remained consistent with the comparable prior quarter. As a percentage of sales, however, SG&A expenses increased slightly from 25% during the comparable 1996 period to 27% during 1997, mainly attributable to lower sales volume.

Other expenses, consisting primarily of interest expense, totaled $0.7 million which remained consistent with the comparable 1996 quarter.

Income tax expense of $1.4 million reflected an increase in the Company's effective tax rate from 34% in the comparable 1996 period to 35% during the current period. The increase is primarily due to a lower percentage of international income.

As a result of the above factors, net income for the first quarter of 1997 was $2.7 million, a decrease of $0.7 million from the comparable 1996 quarter.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1997, the Company generated $0.2 million in cash to finance operations compared with $5.6 million of cash used by operations in the comparable 1996 quarter. During the current quarter, cash generated from net income was primarily offset by an increase in inventory. The significant use of cash reported in the 1996 quarter was due primarily to an increase in trade accounts receivable as well as an decrease in trade accounts payable and other liabilities.

Cash used for investing activities during the three months ended March 31, 1997 totaled $1.7 million. Consistent with the year ended 1996, the majority of the Company's capital expenditures during the current quarter related to the final stages of implementation of the Company's new computer business system. Additional capital expenditures during the quarter related to research and engineering equipment. The Company does not have any capital commitments outside the ordinary course of business. The Company's principal working capital requirements are financing accounts receivable and inventories. At March 31, 1997, the Company had net working capital of $54.2 million, including accounts receivable of $38.2 million, inventories of $34.8 million, accounts payable of $11.4 million, and other accruals totaling $16.3 million.

The Company obtains its financing for operations through the use of a revolving credit facility ("the Revolver") which is not to exceed $30.0 million. The Revolver bears interest at the Company's option, at either (i) the lender's base rate (the higher of such lender's prime rate or the federal funds rate plus 0.5%) or (ii) LIBOR plus 1.0%. Such rates are subject to increase in the event that the Company does not meet certain leverage and interest coverage ratios.
At March 31, 1997, the average interest rate on amounts outstanding under the Revolver was 6.5%. The Company's indebtedness under the Revolver is secured by a first priority interest in and lien on all of the assets of Physio-Control Corporation ("PCC"), a pledge by the Company on all of the outstanding common stock of PCC and 65% of the outstanding stock of PCC's subsidiaries and other guaranties and pledges as defined in the

-------------------------------------------------------------------------------

credit agreement. The credit agreement includes various affirmative and negative covenants which require, among other things, that the Company maintain certain debt to equity and net worth ratios, limitations on capital expenditures, restrictions on the declaration and payment of dividends and minimum earnings before interest, income taxes, depreciation and amortization. At March 31, 1997, the Company had borrowing availability under the Revolver of approximately $9.8 million after consideration of outstanding letters of credit of $0.6 million, and was in compliance with all related loan covenants.

In addition, the Company has subordinated promissory notes payable to Eli Lilly and Company totaling $2.5 million which originated in the acquisition of PCC and certain foreign assets. Notes with a principal balance totaling $1.5 million mature on January 31, 2001 and bear interest at LIBOR plus 3.25% . An additional promissory note payable has a principal balance of $1.0 million, matures on November 15, 1998 and bears interest at LIBOR plus 3.0%.

The Company believes that, based upon current levels of operations and anticipated growth, funds generated from operations, together with other available sources of liquidity, including borrowings under the credit facility, will be sufficient over the next twelve months for the Company to make anticipated capital expenditures and fund working capital requirements.

Approximately 27% of the Company's sales in the first quarter of 1997 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its sales. Certain of the Company's international receivables are denominated in foreign currencies and exchange rate fluctuations impact the carrying value of these receivables. The Company has elected to hedge certain assets denominated in foreign currencies with the purchase of forward contracts. Historically, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations and, with certain hedging activities, the Company does not expect such fluctuations to be material in the foreseeable future.


PART II.       OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

There have been no material changes in the status of litigation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. (See
Note 4 of the Notes to Consolidated Financial Statements in Part I, Item 1, above).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.    Description of Exhibit
-----------    ----------------------
27.1           Financial Data Schedule


No reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.


Dated: May 9, 1997

                            PHYSIO-CONTROL INTERNATIONAL CORPORATION


                            By    /s/ Joseph J. Caffarelli
                               ------------------------------
                            Joseph J. Caffarelli
                            Executive Vice President and Chief Financial Officer