Form 10-Q
period 1997-06-30
PHYSIO CONTROL INTERNATIONAL CORP \DE\
filed 1997-08-14
CIK 1003088

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

FOR THE QUARTER ENDED JUNE 30, 1997    COMMISSION FILE NUMBER: 0-27242

                                  __________________

                       PHYSIO-CONTROL INTERNATIONAL CORPORATION
                (Exact name of registrant as specified in its charter)

                WASHINGTON                          91-1673799
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

                               11811 WILLOWS ROAD N.E.
                              REDMOND, WASHINGTON 98052
                       (Address of principal executive offices)

                                    (425) 867-4000
                 (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

         Yes  X   No
             ---     ---

    As of August 1, 1997, there were 17,256,145 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

_______________________________________________________________________________


                                      FORM 10-Q
                                    JUNE 30, 1997



                                       Index                               Page
                                       -----                               ----

PART I.     FINANCIAL INFORMATION

  ITEM 1.   Consolidated Financial Statements

            -  Consolidated Balance Sheets as of June 30, 1997
               and December 31, 1996 . . . . . . . . . . . . . . . . . . . . 3

            -  Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996 . . . . . . . . . . . 4

            -  Consolidated Statements of Changes in Stockholders' Equity
               for the three month periods ended March 31 and June 30,
               1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

            -  Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996. . . . . . . . . . . . . . . . . 6

            -  Notes to Consolidated Financial Statements. . . . . . . . . . 7

  ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . . . 9

PART II.    OTHER INFORMATION

  ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .12

  ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . . .12

  ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .13

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
-------------------------------------------------------------------------------

                                                                       JUNE 30, 1997   DECEMBER 31, 1996
                                                                  -------------------  -----------------
                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                     $2,742              $3,336
Accounts receivable, net                                                      41,285              38,869
Inventories                                                                   37,552              31,811
Prepaid income taxes                                                           1,015               3,967
Prepaid expenses                                                               2,520               1,401
                                                                  -------------------   ----------------
    Total current assets                                                      85,114              79,384

NONCURRENT ASSETS
Other assets                                                                   1,009               1,180
Deferred income taxes                                                          2,175               2,175
Property, plant and equipment, net                                            15,120              13,123
                                                                  -------------------   ----------------
TOTAL ASSETS                                                                $103,418             $95,862
                                                                  -------------------   ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                             $11,540              $9,260
Accrued liabilities                                                           16,436              19,146
Deferred income taxes                                                            494                 494
                                                                  -------------------   ----------------
    Total current liabilities                                                 28,470              28,900
                                                                  -------------------   ----------------

NONCURRENT LIABILITIES
Long-term  debt                                                               21,694              21,031
Unfunded pension obligations                                                   1,370               1,711
                                                                  -------------------   ----------------
    Total noncurrent liabilities                                              23,064              22,742
                                                                  -------------------   ----------------
Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, 5,000,000
    shares authorized, no shares issued or outstanding
Common stock, voting, par value $0.01 per share, 40,000,000
    shares authorized; 17,236,133 and 17,020,245 shares issued
    and outstanding, respectively                                                173                 170
Additional paid-in capital                                                    27,993              25,707
Retained earnings                                                             23,734              18,098
Equity adjustment from foreign currency translation                              (16)                245
                                                                  -------------------   ----------------
    Total stockholders' equity                                                51,884              44,220
                                                                  -------------------   ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $103,418             $95,862
________________________________________________________________________________________________________

--------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

_______________________________________________________________________________

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(unaudited)
-------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                          1997                1996                1997                1996
                                                       ---------           ---------           ---------           ---------
Net sales                                                $45,011             $42,923             $85,738             $85,678
Cost of sales                                             21,959              20,715              41,805              42,147
                                                       ---------           ---------           ---------           ---------
    Gross profit                                          23,052              22,208              43,933              43,531
                                                       ---------           ---------           ---------            --------

Research and development                                   4,894               4,569              10,131               9,207
Sales and marketing                                       10,331               8,668              19,185              16,815
General and administrative                                 2,600               2,451               4,614               5,141
                                                       ---------           ---------           ---------            --------
    Operating expense                                     17,825              15,688              33,930              31,163
                                                       ---------           ---------           ---------            --------

Interest expense                                            (401)               (448)               (860)               (874)
Other expense, net                                          (236)               (182)               (472)               (458)
                                                       ---------           ---------           ---------            --------
    Other expense                                           (637)               (630)             (1,332)             (1,332)
                                                       ---------           ---------           ---------            --------

Income before income tax                                   4,590               5,890               8,671              11,036
Income tax expense                                        (1,607)             (2,003)             (3,035)             (3,753)
                                                       ---------           ---------           ---------            --------

NET INCOME                                                $2,983              $3,887              $5,636              $7,283
                                                       ---------           ---------           ---------            --------

Net earnings per common and
common equivalent share                                    $0.17               $0.22              $0.31                $0.41

Weighted average number of common
and common equivalent shares outstanding              17,846,393          17,934,734          17,963,656          17,901,956
____________________________________________________________________________________________________________________________


--------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

_______________________________________________________________________________

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)
(unaudited)
-------------------------------------------------------------------------------

                                                                                                            EQUITY
                                                                                                        ADJUSTMENT
                                                                          ADDITIONAL                  FROM FOREIGN
                                                    COMMON STOCK             PAID-IN       RETAINED       CURRENCY
                                                SHARES        DOLLARS        CAPITAL       EARNINGS    TRANSLATION          TOTAL
                                         -------------     ----------     ----------      ---------   ------------      ---------
BALANCE AT DECEMBER 31, 1996                17,020,245           $170        $25,707        $18,098           $245        $44,220

Issuance of common shares                       46,791              1            915                                          916

Stock issued upon exercise
  of options                                    87,405              1            407                                          408

Income tax benefit from
  exercise of stock options                                                      428                                          428

Net income                                                                                    2,653                         2,653

Equity adjustment from
   foreign currency translation                                                                               (324)          (324)
                                         -------------     ----------     ----------      ---------   ------------      ---------

BALANCE AT MARCH 31, 1997                   17,154,441            172         27,457         20,751            (79)        48,301

Stock issued upon exercise
  of options                                    81,692              1            217                                          218

Income tax benefit from
  exercise of stock options                                                      319                                          319

Net income                                                                                    2,983                         2,983

Equity adjustment from
   foreign currency translation                                                                                 63             63
                                         -------------     ----------     ----------      ---------   ------------      ---------
BALANCE AT JUNE 30, 1997                    17,236,133           $173        $27,993        $23,734           ($16)       $51,884
______________________________________________________     __________     __________      _________   ____________      _________

--------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

_______________________________________________________________________________

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
-------------------------------------------------------------------------------

                                                           SIX MONTHS ENDED JUNE 30,
                                                                1997          1996
                                                           ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $5,636         $7,283
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES:
Depreciation and amortization                                   1,136            630
Increase in receivables                                        (2,416)        (5,447)
Increase in inventories                                        (5,741)          (686)
Decrease in prepaid income taxes                                2,952          2,637
Increase in prepaid expense and other assets                   (1,153)        (1,181)
Increase (decrease) in accounts payable                         2,280            (33)
Decrease in accrued and other liabilities                      (3,051)        (5,625)
Increase in income taxes payable                                                 189
                                                           ----------      ---------
     Net cash used in operating activities                       (357)        (2,233)
                                                           ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                     (2,928)        (3,754)
                                                           ----------      ---------
     Net cash used in investing activities                     (2,928)        (3,754)
                                                           ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                      1,542            182
Borrowings under revolving debt                                27,679         35,924
Repayments of revolving debt                                  (27,016)       (29,791)
Income tax benefit from exercise of stock options                 747
                                                           ----------      ---------
     Net cash provided by financing activities                  2,952          6,315
                                                           ----------      ---------
Effect of foreign currency translation                           (261)          (119)
                                                           ----------      ---------

Net (decrease) increase in cash and cash equivalents             (594)           209
Cash and cash equivalents at beginning of period                3,336          4,575
                                                           ----------      ---------
Cash and cash equivalents at end of period                     $2,742         $4,784
_____________________________________________________________________      _________

---------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

_______________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(dollars in thousands, except share and per share data)
(unaudited)
-------------------------------------------------------------------------------
NOTE 1.  GENERAL

The consolidated financial statements of Physio-Control International Corporation (the "Company") at June 30, 1997 and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

During May 1997, the Company (previously a Delaware Corporation) was re-incorporated in the State of Washington. Also in June 1997, a wholly-owned subsidiary of the Company, Physio-Control Corporation ("PCC") was re-incorporated in the State of Washington. These actions were approved by the shareholders at the Annual Meeting held May 1, 1997. See Part II,
Item 4 included herein.

During July 1997, the Company formed a new wholly-owned subsidiary, Physio-Control Manufacturing Corporation, ("PCMC") which was incorporated as a Washington corporation.

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

RECLASSIFICATIONS
Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

NOTE 3.   INVENTORIES

Inventories consist of the following:
                                             JUNE 30, 1997   DECEMBER 31, 1996
                                             -------------   -----------------
Finished products                                  $21,467             $17,318
Purchased parts and assemblies in process            8,856               6,534
Service parts                                        9,273              10,453
                                             -------------   ------------------
                                                    39,596              34,305
Less inventory allowances                           (2,044)             (2,494)
                                             -------------   ------------------
TOTAL INVENTORIES                                  $37,552             $31,811
                                             -------------   ------------------
                                             -------------   ------------------

NOTE 4.   BANK BORROWINGS
During June 1997, PCC refinanced its existing indebtedness and entered into a new $30.0 million revolving bank credit facility

("the Agreement") of which up to $5.0 million may be used for issuance of standby letters of credit. The Agreement, which matures during May 2000, replaced an existing $30.0 million revolving bank credit agreement which was to expire during December 1998. Interest on advances under the Agreement bear interest at the borrower's option, at either (i) the reference rate (the higher of the lender's prime rate or federal funds rate plus 1%) (ii) LIBOR plus 0.5% or (iii) quoted rate (rate quoted by lender and accepted by borrower plus 0.5%). Such rates are subject to increase in the event that the Company does not meet the fixed charge coverage ratio as defined in the Agreement.

The Company is required to pay a commitment fee equal to 0.125% of the amount by which the available credit exceeds the outstanding advances on a quarterly basis. This rate is subject to increase in the event that the Company does not meet the fixed charge coverage ratio as defined.

The revolving credit facility is secured by a first priority security interest in and lien on all of the accounts receivable and inventories of PCC, (located in the United States) and is guaranteed by the Company and PCMC. The Agreement includes various affirmative and negative financial covenants which require, among other things, that the Company maintain a certain fixed charge coverage ratio, debt to net worth ratios, as well as a minimum tangible net worth, as defined in the Agreement. As of June 30, 1997, the Company had $19.8 million outstanding under the Agreement, including $0.6 million in letters of credit.

NOTE 5:   COMMITMENTS AND CONTINGENCIES

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

On November 13, 1995, the Company initiated litigation in Washington State Court against Heartstream, Inc. ("Heartstream"), a company formed to develop, manufacture and market defibrillators, as well as certain individuals who were formerly employed by the Company and who are founders of and employees of Heartstream. The Company's claims are based on its belief that Heartstream and such individuals have, among other things, misappropriated certain of the Company's intellectual property and that such individuals have breached contractual obligations to the Company. The Company received an answer to its complaint from Heartstream and in its answer, Heartstream denies the Company's claims and alleges certain counterclaims against the Company for, among other things, monopolization of the industry and tortuous interference with business opportunities. While the Company believes it has meritorious defenses against the suit, the ultimate resolution of the matter could result in a loss of up to $10 million. The parties are currently conducting discovery in this litigation and a tentative trial date has been set for March 1998.

Additionally, during January 1997, Heartstream initiated litigation against the Company in U.S. District Court for the Western District of Washington alleging that the Company is infringing a Heartstream patent related to product self-test features. The Company has filed an answer denying Heartstream's claims and alleging certain counterclaims against Heartstream for infringement of a Company self-test patent. Discovery is in the initial stages in this litigation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's future results may differ significantly from the results discussed herein due to many factors, including, but not limited to, product demand, the effect of general economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, U.S. and foreign regulatory requirements, the effects of accounting policies and financing requirements, and other such risks and factors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
The Company reported worldwide sales of $45.0 million during the second quarter of 1997, reflecting an increase of $2.1 million or 5% from the comparable 1996 quarter. International sales of $14.0 million were up 44% from the comparable 1996 period, due in part to a Russian shipment totaling $2.1 million. Domestic sales during the current quarter aggregated $31.0 million, down 7% from the comparable 1996 quarter. Worldwide equipment sales of $29.3 million increased slightly from the comparable 1996 quarter due to the large Russian shipment, partially offset by the decrease in domestic equipment sales. Worldwide service revenue of $7.2 million increased 8% over the comparable prior year period, and supplies (disposable and accessories) revenue of $8.5 million increased 17% due to a strong demand for the Company's disposable products, primarily QUIK-COMBO-TM- electrodes.

Domestic sales decreased $2.2 million from the comparable 1996 quarter mainly due to lower sales in the out-of-hospital market, which had benefited from strong 1996 sales driven by the introduction of LIFEPAK-Registered Trademark-11 products. Notwithstanding, the Company shipped orders totaling $1.9 million to Marquette Medical Systems as a result of the Companies' recent alliance announced during the first quarter of 1997. Internationally, sales increased 44% from the prior year quarter due to the $2.1 million shipment discussed above as well as higher sales in the United Kingdom and France.

During the second quarter of 1997, the Company reported worldwide product orders of $36.8 million, up $4.5 million or 14% from the comparable 1996 quarter. The increase in product orders is attributed to continued strong acceptance of the Company's automated external defibrillators (AEDs), specifically the new LIFEPAK 500 defibrillator, in both the US and international markets, as well as the $1.9 million shipments to Marquette Medical Systems. Domestic and international product orders increased 12% and 17%, respectively, over the comparable 1996 quarter.

Gross profit of $23.1 million increased $0.8 million during the current quarter from the $22.2 million reported during the comparable 1996 period. As a percentage of sales, gross margin decreased to 51.2% from 51.7% during the comparable 1996 quarter. The decrease in gross margin was driven primarily by aggressive pricing in Europe partly offset by a more favorable domestic product mix.

Research and development ("R&D") expenditures of $4.9 million increased 7% during the current quarter from $4.6 million in the comparable 1996 period. As a percentage of sales, R&D expenses remained essentially unchanged at 11%. R&D expenditures increased over the prior year period due to the Company's continuing commitment to develop new products as well as conduct ongoing research for future products and technology.

Sales and marketing expenditures of $10.3 million increased 19% from the comparable 1996 quarter. The increase resulted from enhanced sales and marketing efforts worldwide as well as approximately $0.4 million in selling expense associated with the Russian sale.

General and administrative expenditures of $2.6 million increased $0.1 million from the comparable 1996 quarter. Other expenses, consisting primarily of interest expense, totaled $0.6 million and remained consistent with the comparable 1996 quarter. Income tax expense of $1.6 million reflected an increase in the Company's effective tax rate from 34% in the comparable 1996 period to 35% during the current period. As a result of the above factors, net income for the second quarter of 1997 was $3.0 million, a decrease of $0.9 million from the comparable 1996 quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 The Company reported worldwide sales of $85.7 million during the six month period ended June 30, 1997, which were essentially unchanged from the comparable 1996 period. Domestic sales of $60.6 million were down $4.0 million, or 6% from the prior year period. International sales of $25.1 million, however, were up 19% or $4.0 million from the prior year period due in part to the significant Russian shipment which included both equipment and accessory products. Worldwide equipment sales of $55.4 million decreased 4% during the current six month period while worldwide service and supplies revenue totaling $30.3 million increased 9% from the $27.7 million reported in 1996. The decrease in equipment sales from the prior six month period was due primarily to lower demand in the domestic hospital market as well as a decrease in LIFEPAK 11 defibrillator sales following the introduction of this product during 1996. This decrease is partly offset by the success of the LIFEPAK 500 products in the AED market. The increase in service and supplies revenue was due primarily to strong sales of QUIK-COMBO electrodes, as well as growth in the Company's installed base of customers.

During the six months ended June 30, 1997, worldwide product orders totaled $73.9 million, an increase of $6.0 million or 9% over the comparable prior year period. Domestic orders were up 6% while international orders increased 15% and included the 1997 Russian order and strong performance in the United Kingdom.

Gross profit during the six months ended June 30, 1997 totaled $43.9 million, an increase of $0.4 million or 1% from the comparable prior year period. As a percentage of sales, gross profit increased from 50.8% in the prior year period to 51.2% in the current six months, largely due to favorable domestic product sales mix, partly offset by aggressive international pricing.

R&D expenses for the six months ended June 30, 1997 were $10.1 million, an increase of $0.9 million or 10% over the comparable prior year period. As a percentage of sales, R&D expenses increased slightly from 11% in the comparable 1996 period to 12% during the current year period.

Sales and marketing expenditures of $19.2 million during the current six month period increased $2.4 million, or 14% from the comparable 1996 period. The increase was due to costs incurred for sales and marketing efforts aimed at introducing the Company's new LIFEPAK 500 defibrillator during the first quarter of 1997, as well as a continued commitment of resources at developing the international marketplace and increasing international market share. Selling and marketing expenses in the current six month period also include $0.4 million in Russian selling expense as discussed above. As a percentage of sales, sales and marketing expenses increased from 20% during the prior year period to 22% during the current year period.

General and administrative expenditures of $4.6 million decreased 10%, or $0.5 million, from the comparable prior year period mainly due to no counterpart during 1997 to the 1996 bonus accrual. As a percentage of sales, general and administrative expenses decreased from 6% during the comparable prior year period to 5% during the current year period.

Other expenses, consisting primarily of interest expense, totaled $1.3 million, essentially unchanged from the prior year period.

Income tax expense of $3.0 million reflected an increase in the Company's effective tax rate from 34% in the comparable 1996 period to 35% during the current six month period.

As a result of the above factors, net income for the six month period ended June 30, 1997 was $5.6 million, a decrease of $1.6 million, or 23% from the comparable 1996 period.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company's liquidity by its ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds provided or used by operations, capital expenditures, levels of accounts receivable, inventories, accounts payable, as well as adequate lines of credit.

During the six months ended June 30, 1997, the Company used $0.4 million in cash to finance operations. The use of working capital funds was attributed to increased inventories as well as higher accounts receivables resulting from an increased sales volume during the month of June 1997.

Cash used in investing activities during the six months ended June 30, 1997 totaled $2.9 million and related to capital expenditures. Consistent with 1996, the majority of current capital expenditures related to the final stages of implementation of the Company's new computer business system, which was completed during the first quarter of 1997. Additional capital expenditures during the six month period ended June 30, 1997 related to purchases of research and engineering equipment and tooling for new products.
 The Company does not have any capital commitments outside the ordinary course of business. The Company's principal working capital requirements are financing accounts receivable and inventories. At June 30, 1997, the Company had net working capital of $56.6 million, consisting of accounts receivable of $41.3 million, inventories of $37.6 million, accounts payable of $11.5 million and accrued liabilities of $16.4 million.

During June 1997, PCC refinanced its existing indebtedness and entered into a new $30.0 million revolving bank credit facility as discussed in Notes to Consolidated Financial Statements, Part 1, Item 1, included herein. The Agreement, which matures during May 2000 offers a lower cost of borrowing with reduced interest rates and affords the Company greater flexibility in cash management by consolidating the number of banking institutions at which the Company consolidates cash balances. The Company is required to pay a commitment fee equal to 0.125% of the amount by which the available credit exceeds the outstanding advances on a quarterly basis. This rate is subject to increase in the event that the Company does not meet the fixed charge coverage ratio as defined in the Agreement.

The credit facility is secured by a first priority security interest in and lien on all of the accounts receivable and inventories of PCC (located in the United States) and is guaranteed by the Company and PCMC. The credit facility includes various affirmative and negative financial covenants which require, among other things, that the Company maintain a certain fixed charge coverage ratio, debt to net worth ratios, as well as a minimum tangible net worth, as defined in the Agreement. As of June 30, 1997 the Company had $19.8 million outstanding under the Agreement, including $0.6 million in letters of credit.

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

The Company believes, based upon current levels of operations and anticipated growth, that funds generated from operations and available borrowings under the credit Agreement, will be sufficient over the next twelve months for the Company to make anticipated capital expenditures and fund working capital requirements.

Approximately 29% of the Company's sales during the six months ended June 30, 1997 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its revenues. Certain of the Company's international receivables are denominated in foreign currencies and exchange rate fluctuations impact the carrying value of these receivables. The Company has elected to hedge certain assets denominated in foreign currencies with the purchase of forward contracts. Historically, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations and, with certain hedging activities, the Company does not expect such fluctuations to be material in the foreseeable future.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
There have been no material changes in the litigation reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996
(See Note 5 of the Notes to Consolidated Financial Statements in Part I, Item 1, above).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on May 1, 1997, the following actions were taken:


  1.  Election of Nominated Class II Directors    For:      15,159,873     Withheld:       302,610
                                                            ----------                    --------

  2.  Approval of Re-incorporation in Washington  For:      12,804,440     Against:       1,685,783      Abstain:  972,260
                                                            ----------                    ---------                -------

  3.  Adoption of an Amended & Restated 1997      For:      10,168,523     Against:       4,340,620      Abstain:  953,340
        Stock and Incentive Plan                            ----------                    ---------                -------

  4.  Ratification of Price Waterhouse LLP        For:      15,447,785     Against:          13,177      Abstain:    1,521
        as Independent Auditors                             ----------                    ---------                -------

No other matters were submitted to or actions taken by the Shareholders at said Annual Meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    ----------------------
   3.2         Agreement and Plan of Merger
   3.2(i)      Articles of Incorporation
   3.2(ii)     Certificate of Merger
   3.2(iii)    Articles of Merger
  10.16        Release Agreement, dated June 3, 1997, between Physio-Control International
               Corporation, Physio-Control Corporation and Creditanstalt-Bankverein
  10.17        Credit Agreement, dated June 3, 1997, by and among Physio-Control Corporation, certain banks and Bank of America, National Trust and Savings Association,
               as administrative agent
  10.18        Commercial security agreement, dated June 3, 1997, between Physio-Control
               Corporation and Bank of America, National Trust and Savings Association, as
               administrative agent
  10.19        Commercial Security Agreement, dated June 3, 1997, between Physio-Control
               Manufacturing Corporation and Bank of America National Trust and Savings
               Association, as administrative agent
  10.20        Amended and Restated 1997 Stock and Incentive Plan (incorporated by reference to the Company's Annual
               Proxy Statement filed with the Securities and Exchange Commission in April 1997.)
  21.1         Subsidiaries of the Company
  27.1         Financial Data Schedule


No reports on Form 8-K were filed during the quarter ended June 30, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated:   August 14, 1997

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