Form 10-Q
period 1997-09-30
PHYSIO CONTROL INTERNATIONAL CORP \DE\
filed 1997-11-13
CIK 1003088

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                -----------------------

                                      FORM 10-Q

                                -----------------------

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1997         COMMISSION FILE NUMBER: 0-27242









                                -----------------------

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

    As of November 6, 1997, there were 17,278,046 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                      Form 10-Q
                                  September 30, 1997



                                         INDEX                             PAGE


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

         -  Consolidated Balance Sheets as of September 30, 1997
            and December 31, 1996............................................3

         -  Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996.........................4

         -  Consolidated Statements of Changes in Stockholders' Equity
            for the three month periods ended March 31, June 30, and
            September 30, 1997...............................................5

         -  Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996................................6

         -  Notes to Consolidated Financial Statements.......................7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................9

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................12

ITEM 6.  Exhibits and Reports on Form 8-K...................................12

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
 ................................................................................


                                          SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                          ------------------   -----------------
ASSETS                                          (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents                             $3,514             $3,336
Accounts receivable, net                              38,042             38,869
Inventories                                           40,637             31,811
Prepaid income taxes                                   1,622              3,967
Prepaid expenses                                       1,906              1,401
                                                   ---------          ---------
    Total current assets                              85,721             79,384

NONCURRENT ASSETS
Other assets                                             823              1,180
Deferred income taxes                                  2,175              2,175
Property, plant and equipment, net                    16,402             13,123
                                                   ---------          ---------
TOTAL ASSETS                                        $105,121            $95,862

                                                   ---------          ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                     $12,571             $9,260
Accrued liabilities                                   16,891             19,146
Deferred income taxes                                    494                494
                                                   ---------          ---------
    Total current liabilities                         29,956             28,900
                                                   ---------          ---------

NONCONCURRENT LIABILITIES
Long-term  debt                                       20,531             21,031
Unfunded pension obligations                           1,199              1,711
                                                   ---------          ---------
    Total noncurrent liabilities                      21,730             22,742
                                                   ---------          ---------
Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01 per share,
  5,000,000 shares authorized, no shares issued
  or outstanding
Common stock, voting, par value $0.01 per share,
  40,000,000 shares authorized; 17,265,346 and
  17,020,245 shares issued and outstanding,
  respectively                                           173                170
Additional paid-in capital                            28,372             25,707
Retained earnings                                     25,113             18,098
Equity adjustment from foreign currency
  translation                                           (223)               245
                                                   ---------          ---------
    Total stockholders' equity                        53,435             44,220
                                                   ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $105,121            $95,862
------------------------------------------------------------          ---------
 .......................................

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       3

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
 ...............................................................................


                                        THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                               1997          1996                   1997              1996
                                            ---------      ---------              ---------         ---------
Net sales                                     $44,109        $41,694               $129,847          $127,372
Cost of sales                                  23,142         20,141                 64,947            62,288
                                            ---------      ---------              ---------         ---------
    Gross margin                               20,967         21,553                 64,900            65,084
                                            ---------      ---------              ---------         ---------

Research and development                        5,446          5,020                 15,577            14,227
Sales and marketing                             9,800          8,750                 28,751            25,566
General and administrative                      3,151          2,614                  7,999             7,754
                                            ---------      ---------              ---------         ---------
    Operating expense                          18,397         16,384                 52,327            47,547
                                            ---------      ---------              ---------         ---------
Interest expense                                 (424)          (459)                (1,284)           (1,333)
Other expense, net                                (25)          (331)                  (497)             (789)
                                            ---------      ---------              ---------         ---------
    Other expense                                (449)          (790)                (1,781)           (2,122)
                                            ---------      ---------              ---------         ---------
Income before income tax                        2,121          4,379                 10,792            15,415
Income tax expense                               (742)        (1,488)                (3,777)           (5,241)
                                            ---------      ---------              ---------         ---------
NET INCOME                                     $1,379         $2,891                 $7,015           $10,174
                                            ---------      ---------              ---------         ---------

Net earnings per common and
common equivalent share                         $0.08          $0.16                  $0.39             $0.57

Weighted average number of common
and common equivalent shares outstanding   17,985,013     18,083,182              17,970,775       17,971,691

--------------------------------------------------------------------------------------------

 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
 ...............................................................................

                                                                                                       EQUITY
                                                                                                     ADJUSTMENT
                                               COMMON STOCK           ADDITIONAL                    FROM FOREIGN
                                        ---------------------------     PAID-IN      RETAINED         CURRENCY
                                           SHARES        DOLLARS        CAPITAL      EARNINGS        TRANSLATION        TOTAL
                                        ------------  -------------  -------------  -----------  -------------------  ---------
BALANCE AT DECEMBER 31, 1996              17,020,245      $   170      $   25,707   $   18,098           $   245       $ 44,220

Issuance of common shares                     46,791            1             915                                           916
Stock issued upon exercise of options         87,405            1             407                                           408
Income tax benefit from exercise of
  stock options                                                               428                                           428
Net income                                                                               2,653                            2,653

Equity adjustment from foreign
  currency translation                                                                                      (324)          (324)
                                        ------------      -------   -------------   ----------           -------       --------
BALANCE AT MARCH 31, 1997                 17,154,441          172          27,457       20,751               (79)        48,301


Stock issued upon exercise of options         81,692            1             217                                           218
Income tax benefit from exercise of
  stock options                                                               319                                           319
Net income                                                                               2,983                            2,983
Equity adjustment from foreign
  currency translation                                                                                        63             63
                                        ------------      -------   -------------   ----------           -------       --------
BALANCE AT JUNE 30, 1997                  17,236,133          173          27,993       23,734               (16)        51,884

Issuance of common shares                     14,202                          145                                           145
Stock issued upon exercise of options         15,011                          205                                           205
Income tax benefit from exercise of
  stock options                                                                29                                            29
Net income                                                                               1,379                            1,379
Equity adjustment from foreign
  currency translation                                                                                      (207)          (207)
                                        ------------      -------   -------------   ----------           -------       --------
BALANCE AT SEPTEMBER 30, 1997             17,265,346      $   173       $  28,372   $   25,113           $  (223)      $ 53,435
                                        ------------      -------   -------------   ----------           -------       --------

 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
 ...............................................................................

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          ---------------------
                                                                            1997        1996
                                                                          ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $   7,015  $   10,174
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:
Depreciation and amortization                                                 1,895       1,090
Decrease (increase) in receivables                                              827      (5,155)
Increase in inventories                                                      (8,826)     (3,102)
Decrease in prepaid income taxes                                              2,345       1,513
Increase in prepaid expense and other assets                                   (391)       (408)
Increase (decrease) in accounts payable                                       3,311      (1,190)
Decrease in accrued and other liabilities                                    (2,767)     (4,911)
                                                                          ---------  ----------
Net cash provided by (used in) operating activities                           3,409      (1,989)
                                                                          ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                                   (4,931)     (5,938)
                                                                          ---------  ----------
  Net cash used in investing activities                                      (4,931)     (5,938)
                                                                          ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                    1,892         512
Borrowings under revolving debt                                              35,683      47,242
Repayments of revolving debt                                                (36,183)    (40,811)
Income tax benefit from exercise of stock options                               776         735
                                                                          ---------  ----------
  Net cash provided by financing activities                                   2,168       7,678
                                                                          ---------  ----------
Effect of foreign currency translation                                         (468)        (71)
                                                                          ---------  ----------
Net increase (decrease) in cash and cash equivalents                            178        (320)
Cash and cash equivalents at beginning of period                              3,336       4,575
                                                                          ---------  ----------
Cash and cash equivalents at end of period                                $   3,514  $    4,255
-----------------------------------------------------------------------------------  ----------

 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
 ...............................................................................

NOTE 1.  General

The consolidated financial statements of Physio-Control International Corporation (the "Company") at September 30, 1997 and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("Statement 128"), which is effective for financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change its method for calculating earnings per share and restate all prior periods presented. The impact of Statement 128 on the calculation of net earnings per share for all current and prior periods is not expected to have material impact.

RECLASSIFICATIONS

Certain amounts in the prior periods have been reclassified to conform with the current period presentation.


NOTE 3. INVENTORIES

Inventories consist of the following:


                                             SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                             ------------------      -----------------
Finished products                                    $23,955               $17,318
Purchased parts and assemblies in process              7,445                 6,534
Service parts                                         10,960                10,453
                                                     -------               -------
                                                      42,360                34,305
Less inventory allowances                             (1,723)               (2,494)
                                                     -------               -------
TOTAL INVENTORIES, NET                               $40,637                $31,811
                                                     -------               -------
                                                     -------               -------

-------------------------------------------------------------------------------

NOTE 4. BANK BORROWINGS

During June 1997, PCC refinanced its existing indebtedness and entered into a new $30.0 million revolving bank credit facility ("the Agreement") of which up to $5.0 million may be used for issuance of standby letters of credit.
The Agreement, which matures during May 2000, replaced an existing $30.0 million revolving bank credit agreement which was to expire during December 1998. Interest on advances under the Agreement bear interest, at the borrower's option, at (i) LIBOR plus 0.5% or (ii) the reference rate (the higher of the lender's prime rate or federal funds rate plus 1%) or (iii) quoted rate (rate quoted by lender and accepted by borrower plus 0.5%). Such rates are subject to increase in the event that the Company does not meet the fixed charge coverage ratio as defined in the Agreement.

The Company is required to pay a commitment fee equal to 0.125% of the amount by which the available credit exceeds the outstanding advances on a quarterly basis. This rate is subject to increase in the event that the Company does not meet the fixed charge coverage ratio as defined.

The revolving credit facility is secured by a first priority security interest in and lien on all of the accounts receivable and inventories of PCC, (located in the United States) and is guaranteed by the Company and PCMC. The Agreement includes various affirmative and negative financial covenants which require, among other things, that the Company maintain a certain fixed charge coverage ratio, debt to net worth ratios, as well as a minimum tangible net worth, as defined in the Agreement. As of September 30, 1997, the Company had $18.6 million outstanding under the Agreement, including $0.6 million in letters of credit.


NOTE 5: COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is party to certain product liability actions arising in the ordinary course of its business. The Company's estimates of these exposures are based primarily on historical claims experience. The Company expects settlements related to these claims to be paid over the next several years. The majority of the costs associated with defending and disposing of these suits are covered by insurance.

During 1995, the Company initiated litigation in Washington State Court against Heartstream, Inc. ("Heartstream"), a company formed to develop, manufacture and market defibrillators, as well as certain individuals who were formerly employed by the Company and who are founders of and employees of Heartstream. In its answer to the complaint from the Company, Heartstream denied the Company's claims and alleged certain counterclaims against the Company. Additionally, during January 1997, Heartstream initiated litigation against the Company alleging certain patent infringements. The Company denied Heartstream's claims and alleged certain counter claims against Heartstream.

During October of 1997, the Company and Heartstream reached an agreement, through mediation, to settle all outstanding claims between the two companies. The terms of the settlement are confidential.

-------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The Company reported worldwide sales of $44.1 million during the third quarter of 1997, reflecting an increase of $2.4 million or 6% from the comparable 1996 quarter. International sales of $11.2 million were up 11% from the comparable prior year period. The increase in the international market was driven by strong sales in the United Kingdom, Eastern Europe, and Canada while sales in Germany remained weak. Domestic sales during the current quarter aggregated $32.9 million, up 4% from the $31.6 million reported in the prior year period. Worldwide equipment sales of $28.2 million increased 1% from the comparable 1996 quarter, driven by strong sales of the LIFEPAK-Registered Trademark- 500 product, partially offset by no counterpart to a $2.3 million out-of-hospital shipment during 1996. Worldwide service and supply revenue of $15.9 million increased 14% over the comparable prior year quarter. Supplies (disposable and accessories) totaled $9.0 million, up 23% from the comparable 1996 period, due to strong demand for the Company's disposable products, primarily QUIK-COMBO-TM-electrodes. Service revenue increased 5% from the comparable prior year quarter due to the Company's growing customer base.

Domestic sales increased $1.3 million (4%) from the comparable 1996 quarter due to strong market acceptance of the LIFEPAK 500 automated external defibrillator ("AED"). The Company continues to benefit from success in the basic life support ("BLS") market and the expanding commercial and allied health sector, evidenced by a significant increase in order and shipment rates for all AED products. Hospital sales totaled $7.8 million during the current quarter, essentially unchanged from 1996.

During the third quarter of 1997, the Company reported worldwide product orders of $36.9 million, down 2% from the comparable 1996 quarter. Domestic orders increased 2% while the international order rate declined (12%) from the prior period, mainly due to no counterpart to a large ($0.8 million) Middle East order.

Gross margin of $20.9 million decreased $0.6 million during the current quarter from the $21.5 million reported during the comparable 1996 quarter. As a percentage of sales, gross margin decreased to 47.5% from 51.7% during the comparable 1996 quarter. The decrease was driven primarily by lower overhead cost capitalization resulting from lower production volume of certain products scheduled for phase out and aggressive pricing in international markets.

Research and development ("R&D") expenditures of $5.4 million increased 8% during the current quarter from $5.0 million in the comparable 1996 quarter. As a percentage of sales, R&D expenses remained essentially unchanged at 12%. R&D expenditures increased over the prior year quarter due to the Company's continuing investment in new product development as well as the commitment to conduct ongoing research for future products and technology.

Sales and marketing expenditures of $9.8 million increased 12% from the comparable 1996 quarter. The increase resulted from enhanced sales and marketing efforts worldwide as well as additional selling expenses associated with the Company's recent strategic alliance with Marquette Medical Systems, Inc. ("Marquette").

General and administrative expenditures of $3.2 million increased $0.5 million from the comparable 1996 quarter and is due primarily to an increase in legal expenses. Other expenses, consisting primarily of interest expense, totaled $0.5 million and

-------------------------------------------------------------------------------

reflects a 43% reduction from the prior year quarter. This decrease in the current quarter is attributed to the gain on sale of certain intangible
assets.   Income tax expense of $0.7 million reflected an increase in the
Company's effective tax rate from 34% in the comparable 1996 quarter to 35% during the current quarter.

As a result of the above factors, net income for the third quarter of 1997 was $1.4 million, a decrease of $1.5 million from the comparable 1996 quarter.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The Company reported worldwide sales of $129.8 million during the nine month period ended September 30, 1997, an increase of $2.5 million or 2% compared to the same period in the prior year. Domestic sales of $93.5 million were down 3% from the $96.2 million recorded in the prior year period. International sales of $36.3 million, however, were up 17% or $5.2 million from the prior year due in part to a second quarter Russian sale totaling $2.1 million and continuing strong results in the United Kingdom. In the domestic market segment, hospital sales during the nine months ended September 30, 1997, totaled $21.9 million as compared to $24.5 million in the comparable 1996 period and out-of-hospital sales totaled $36.7 million versus $38.4 million in the respective periods. Worldwide equipment sales of $82.9 million decreased 3% during the current nine month period while worldwide service and supplies revenue totaling $46.9 million increased 13% from the $41.6 million recorded during 1996. The decrease in equipment sales from the prior nine month period was due primarily to lower demand in the domestic hospital market as well as a decrease in advanced life support ("ALS") defibrillator sales, as 1996 was bolstered by the introduction of LIFEPAK 11, partly offset by the success of LIFEPAK 500 sales in the AED market. The increase in service and supplies revenue was due primarily to growth in the Company's installed base of customers.

During the nine months ended September 30, 1997, worldwide product orders totaled $114.3 million, an increase of $8.7 million or 8% over the comparable prior year period. Domestic orders were up 8% while international orders increased 9% and included the $2.1 million Russian order discussed above.

Gross margin during the nine months ended September 30, 1997 totaled $64.9 million, a decrease of $0.2 million from the comparable prior year period. As a percentage of sales, gross margin decreased from 51.1% in the prior year period to 50.0% in the current nine months, largely due to lower overhead cost capitalization related to certain products during the most recent three month period as discussed above, and aggressive pricing in the international markets.

R&D expenses for the nine months ended September 30, 1997 were $15.6 million, an increase of $1.4 million or 9% over the comparable prior year period. As a percentage of sales, R&D expenses increased slightly from 11% in the comparable 1996 period to 12% during the current year period.

Sales and marketing expenditures of $28.7 million during the current nine month period increased $3.2 million, or 12% from the comparable 1996 period. The increase was due to costs incurred for sales and marketing efforts aimed at introducing the Company's new LIFEPAK 500 product earlier in 1997 as well as increased domestic selling costs related to new system applications and new product programs, such as the Company's strategic alliance with Marquette. As a percentage of sales, sales and marketing expenses increased from 20% during the prior year period to 22% during the current year period.

General and administrative expenditures of $8.0 million increased 3%, or $0.2 million, from the comparable prior year period mainly due to increased legal expenses offset by no counterpart during 1997 to the 1996 bonus accrual. General and administrative expenses remained consistent with the prior year period at 6% of sales in each of 1997 and 1996. Other expenses, consisting

-------------------------------------------------------------------------------

primarily of interest expense, totaled $1.8 million as compared to $2.1 million in the prior year. This decrease is attributed to a reduction in interest costs and gain on sale of assets. Income tax expense of $3.8 million reflected an increase in the Company's effective tax rate from 34% in the comparable 1996 period to 35% during the current nine month period.

As a result of the above factors, net income for the nine month period ended September 30, 1997 was $7 million, a decrease of $3.2 million, or 31% from the comparable 1996 nine month period.


LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity by its ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds provided or used by operations, capital expenditures, levels of accounts receivable, inventories, accounts payable, as well as adequate lines of credit.

During the nine months ended September 30, 1997, the Company generated $3.4 million in cash from operations. The source of working capital funds was attributed to operating net income and increase in current liabilities, offset by increased inventory levels. Increases in inventory during the current year are attributed to the diversification of products now offered by the Company. The Company has acquired demonstration products as a result of its representation of Marquette in certain market segments and also now acts as a distributor for the American Heart Association for literature and training materials.

Cash used in investing activities during the nine months ended September 30, 1997 totaled $4.9 million and related to capital expenditures. Approximately one-half of current capital expenditures related to the final implementation of the Company's new computer business system and on-going system enhancements. Additional capital expenditures during the current nine month period related to purchases of research and engineering equipment and tooling for new products. The Company does not have any capital commitments outside the ordinary course of business. The Company's principal working capital requirements are financing accounts receivable and inventories. At September 30, 1997, the Company had net working capital of $55.8 million, primarily consisting of accounts receivable of $38.0 million, inventories of $40.6 million, accounts payable of $12.6 million and accrued liabilities of $16.9 million.

During the second quarter of 1997, PCC refinanced its existing indebtedness and entered into a new $30.0 million revolving bank credit facility as discussed in Notes to Consolidated Financial Statements, Part 1, Item 1, included herein. The Agreement, which matures during May 2000 offers a lower cost of borrowing with reduced interest rates and affords the Company greater flexibility in cash management by reducing the number of banking institutions at which the Company consolidates cash balances. The Company is required to pay a commitment fee equal to 0.125% of the amount by which the available credit exceeds the outstanding advances on a quarterly basis. This rate is subject to increase in the event that the Company does not meet the fixed charge coverage ratio as defined in the Agreement.

The credit facility is secured by a first priority security interest in and lien on all of the accounts receivable and inventories of PCC (located in the United States) and is guaranteed by the Company and PCMC. The credit facility includes various affirmative and negative financial covenants which require, among other things, that the Company maintain a certain fixed charge coverage ratio, debt to net worth ratio, as well as a minimum tangible net worth, as defined in the Agreement. As of September 30, 1997 the Company had $18.6 million outstanding under the Agreement, including $0.6 million in letters of credit. In addition, the Company has subordinated notes payable to Eli Lilly and Company totaling $2.5 million which originated in the acquisition of PCC and certain foreign assets. Notes with a principal balance totaling $1.5 million mature on January 31, 2001 and bear interest at LIBOR plus 3.25%. A note with a principal balance of $1.0 million matures November 15, 1998 and bears interest at LIBOR plus 3.0%.

-------------------------------------------------------------------------------

The Company believes, based upon current levels of operations and anticipated growth, that funds generated from operations and available borrowings under the credit Agreement will be sufficient over the next twelve months for the Company to make anticipated capital expenditures and fund working capital requirements.

Approximately 28% of the Company's sales during the nine months ended September 30, 1997 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its revenues. Certain of the Company's international receivables are denominated in foreign currencies and exchange rate fluctuations impact the carrying value of these receivables. The Company has elected to hedge certain assets denominated in foreign currencies with the purchase of forward contracts. Historically, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations and, with certain hedging activities, the Company does not expect such fluctuations to be material in the foreseeable future.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company was involved in litigation with Heartstream, Inc. The litigation between the two companies alleged, among other things, trade secret misappropriation and certain patent infringements. During October of 1997, the Company and Heartstream reached an agreement, through mediation, to settle all outstanding claims. The terms of the settlement are confidential.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT NO.      DESCRIPTION OF EXHIBIT
-----------      ----------------------
  27.1           Financial Data Schedule


No reports on Form 8-K were filed during the quarter ended September 30, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: November 7, 1997

                                        PHYSIO-CONTROL INTERNATIONAL CORPORATION



                                        By  /S/ JOSEPH J. CAFFARELLI
                                           --------------------------------
                                           Joseph J. Caffarelli
                                           Executive Vice President and
                                           Chief Financial Officer