Form 10-K
period 1997-12-31
PHYSIO CONTROL INTERNATIONAL CORP \DE\
filed 1998-03-31
CIK 1003088

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

Registrant's telephone number, including area code: (425) 867-4000

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

                                    Yes  x     No
                                        ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 2, 1998, at a closing sale price of $18.62 as reported by the Nasdaq National Market was approximately $324,396,690.

As of March 2, 1998, the registrant had 17,558,625 shares of Common Stock, par value $0.01 per share, outstanding.

                      Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the 1998 Annual Meeting to be held in May 1998 are incorporated by reference in Part III, Items 11-13.

                    PHYSIO-CONTROL INTERNATIONAL CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K


                                                                                                    Page No.

                                                  PART I
Item 1.    Business................................................................................     3
Item 2.    Properties..............................................................................    11
Item 3.    Legal Proceedings.......................................................................    11
Item 4.    Submission of Matters to a Vote of Security Holders.....................................    11

                                                 PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters...............     12
Item 6     Selected Financial Data.................................................................     13
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................     15
Item 8.    Financial Statements and Supplementary Data.............................................     20
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure................................................................     40

                                                PART III

Item 10.   Directors and Executive Officers of the Registrant......................................     41
Item 11.   Executive Compensation...................................................................     *
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........................     *
Item 13.   Certain Relationships and Related Transactions...........................................     *

                                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................     43



* Incorporated by reference to the Company's Proxy Statement which the Company will file with the Commission on or before April 3, 1998, pursuant to General Instruction 6(3) to Form 10-K.

Business

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

Physio Control-Registered Trademark-, PHYSIO-CONTROL-Registered Trademark-, LIFEPAK-Registered Trademark-, and FIRST MEDIC-Registered Trademark- are registered trademarks of the Company. QUIK-COMBO-TM-, QUIK-VIEW-TM-, QUIK-STAT-TM-, Shock Advisory System-TM-, LIFENET-TM-, and CODE-STAT-TM- are trademarks.

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

The Marketplace

The Company estimates that the 1997 worldwide market for emergency cardiac defibrillator and vital sign assessment devices, including service and supplies, was approximately $425 million. The market can be described in terms of the U.S. out-of-hospital market (1997 sales of approximately $115 million), the U.S. hospital market (1997 sales of approximately $105 million), and the international market (1997 sales of approximately $205 million).

U.S. Out-of-Hospital Market. This market can be characterized in several distinct segments, typically defined by the skill level of the device user:

Advanced Life Support ("ALS"). The ALS market consists of a highly skilled paramedic group. Paramedics generally receive over 1,500 hours of training in emergency medicine including assessment and treatment of trauma. The ALS market demands durable and reliable products that are suitable for a high-use, harsh environment. Cardiac defibrillator and vital sign assessment devices sold to this market include manual defibrillation, cardioversion, pacing, 12-lead and other vital sign assessment capabilities.

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

First Responder. The first responder market consists of minimally trained personnel such as security personnel, flight attendants and extended care facility staff. While the potential size of this market is substantial, the market is currently in the early development stages. Cardiac defibrillator and vital sign assessment devices sold to this user group must be easy to use, rely on voice-prompted protocols that assume little user training, must be low maintenance and incorporate long battery life as well as automated self-testing that alerts users to electromechanical problems or a low battery condition. The Company introduced the LIFEPAK 500 automatic external defibrillator in early 1997 to service this market group. To date, the Company has received orders for over 7,500 units of the LIFEPAK 500 automated external defibrillator (AED).

U.S. Hospital Market. Hospitals have traditionally been the largest users of cardiac defibrillator and vital sign assessment devices both for patients admitted for chest pain and for patients undergoing treatment for other reasons. Many hospital procedures such as surgery, cardiac catheterization, stress testing and general anesthesia place the patient at increased risk for arrhythmias or cardiac arrest. Hospitals frequently use cardiac defibrillator and vital sign assessment devices on a standby basis in connection with these procedures. Since immediate treatment is a critical factor for successful cardiac resuscitation, cardiac defibrillator and vital sign assessment devices are placed throughout the hospital, including cardiac and critical care units, emergency rooms, operating rooms, electrophysiology laboratories and increasingly in general wards. Hospitals also use portable devices during in-hospital transportation of patients.

International Market. The international market is segmented into developed markets such as Europe, Australia and Japan, and emerging markets, such as Eastern Europe, China, India and Latin America. The Company's non-U.S. sales have principally occurred in developed markets where growth is driven by the development of out-of-hospital emergency services similar to those which have developed in the U.S. out-of-hospital market during the past 15 years. In emerging markets, growth is driven by the development of basic medical facilities that typically require emergency cardiac defibrillator and vital sign assessment devices.

Products

The Company's current devices include the LIFEPAK 9, the LIFEPAK 10, the LIFEPAK 11, the LIFEPAK 12, the LIFEPAK 300, the LIFEPAK 500, and the FIRST MEDIC products. All are noninvasive external defibrillator and vital sign assessment devices, some having optional noninvasive pacing and shock advisory. The Company also offers tools for data management through its CODE-STAT products. The Company has consistently supported all product introductions and enhancements with extensive support documentation and training.

The Company's products are designed to maintain functional compatibility with its installed base of over 200,000 units through the use of common device controls, electrodes, protocols, batteries and data management software. The cost and time involved in training caregivers to use devices such as those sold by the Company are significant. The Company's current focus on functional compatibility between old and new products is important in reducing the need to provide additional training and in reducing the risk of associated user error. In addition, the Company's defibrillation and vital sign assessment devices record the patient data monitored and action taken by the caregiver for post-event review by an EMS medical director or other responsible parties, thereby permitting post-event monitoring of caregiver performance and product effectiveness.

Defibrillator Products

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

The LIFEPAK 11 unit is an advanced, portable product for the ALS market that, in addition to manual defibrillation and noninvasive pacing capabilities, also includes diagnostic 12-lead ECG capability. This product has made the Company the leader in field collected diagnostic ECGs, which allow for earlier diagnosis and faster treatment of myocardial infarctions.

The LIFEPAK 12 defibrillator/monitor provides therapeutic and diagnostic functions in a single small device designed for both out-of-hospital and hospital users. This new and innovative platform design provides ease of use and the flexibility to add new features and enhancements at a future date. Configurable options include automated and manual defibrillation, pacing, pulse oximetry and interpretive 12-lead ECG analysis. Additional parameters under development include non-invasive blood pressure, end-tidal CO2 and invasive pressures. The Company obtained U.S. Food and Drug Administration ("FDA") approval under Section 510(k) in January 1998 for the LIFEPAK 12 defibrillator/monitor.

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

Other Products

The Company's QUIK-COMBO electrodes allow customers to upgrade from traditional single function electrodes to multiple function electrodes permitting the Company's pacing products to pace, defibrillate, and monitor electrocardiograms through a single pair of electrodes. QUIK-COMBO electrodes are compatible across the LIFEPAK product lines, enabling continuity of care from first responders to BLS providers to ALS providers to hospital providers. With this product, caregivers can provide one set of electrodes which remain with the patient through different levels of care.

The Company's CODE-STAT data management system, a Windows(TM) based software program, allows users to conduct post-event review and analyze system data. This software stores data from the LIFEPAK 11 diagnostic cardiac monitor and LIFEPAK 300 devices. The CODE-STAT system extends the Company's data management product line, which began with the introduction of the QUIK-VIEW data review system and the QUIK-STAT statistical report generator in 1988.

A significant upgrade to the CODE-STAT product line will be available approximately mid-1998. CODE-STAT Suite data management platform provides quality assessment and system performance analysis and offers post event viewing, storage and report generation for both continuous and static waveforms. Optional modules will include Utstein, chest pain and response time reporting. The Suite is compatible with LIFEPAK 500, 11 and 12 products. Future iterations will continue to enhance the utility of the LIFENET system discussed below.

The Battery Support System 2 is an intelligent, highly automated system which recognizes and optimizes maintenance of both NiCd (FASTPAK and FASTPAK 2) and Sealed Lead-Acid (LIFEPAK SLA) chemistry batteries. All battery wells allow charging, conditioning and shelf life testing. The FASTPAK 2 battery provides an immediate battery capacity reading at the push of a button. It is designed to be used with the LIFEPAK 12, 11, 10 and 5 products.

The LIFENET system is a data management solution which includes LIFEPAK medical devices and the CODE-STAT Suite. By working with the Company, other manufacturers' data management systems can become LIFENET compatible. The system will be compatible with the MUSE CV(R) cardiovascular information system from Marquette Medical Systems.

Service

The Company provides extensive, high quality, direct, on-site and depot service in the U.S. and in Western Europe through a dedicated service team of more than 150 individuals. The Company believes its service force is the industry's only direct field service organization for the out-of-hospital market segment. The Company also provides comprehensive service in other markets through a network of third-party service partners. Service is provided under the Company's standard product warranties which generally range from 90 days to five years, through annual service contracts which the Company sells to its customers for a fixed fee and upon request for repair services. The services provided include repair service, scheduled preventive maintenance, product technical support and technical training. In the hospital market, in addition to on-site service, the Company provides support to hospital maintenance staff in the form of parts sales, product training programs and technical support.

Product Development

The Company's product development efforts include products for the hospital, ALS, BLS and first responder market segments, as well as data management software. The majority of the product development effort is focused on product enhancements and new products which span the entire spectrum of anticipated customer and clinical needs in all resuscitation and emergency vital sign assessment market groups. The Company's product development strategy is based on developing product platforms which have the flexibility to be configured to respond to a variety of customer requirements. The Company believes this strategy provides an opportunity to reduce the cost of developing new products for use in multiple market segments.

Sales and Marketing

The Company sells its broad product line across a diverse global customer group, including individual hospitals, hospital buying groups, fire departments, EMS departments, governments, militaries, as well as alternative healthcare delivery sites including surgery centers and sub-acute care centers. With the 1997 introduction of the LIFEPAK 500 AED, the Company's customer base has now been expanded to include minimally trained first responders such as police officers and security personnel.

The Company's marketing strategy is to target specific customer groups, as well as align itself with strategic partners that will broaden the market spectrum through joint sales and distribution agreements. During February 1997 the Company also announced a sales, marketing and technology transfer alliance with Marquette Medical Systems, Inc. located in Milwaukee, Wisconsin. Marquette is a market leader in the diagnostic cardiology, patient monitoring and clinical information system markets. In late 1996 the Company announced a sales and marketing alliance with Ambu International A/S, a Danish company engaged in the development, manufacture and sale of airway management products and CPR training devices for the emergency medical market. Ambu's products are sold throughout the world. The Company has been very successful during 1997 in marketing Ambu products in the U.K., and has begun distribution of Ambu products in several other European markets. Through these strategic alliances, the Company has positioned itself to provide integrated products and clinical data management capabilities, from the point of first intervention at the scene of a medical emergency, through the point of final treatment.

The Company principally sells its products through a direct sales force in the U.S. The Company's U.S. sales organization consists of approximately 105 individuals, principally comprised of a direct field sales force located around the country, a dedicated national accounts team and a telemarketing and customer support group. In early 1998, the Company realigned its direct sales force into a hospital and an out-of-hospital focus. The Company believes that this segregation will allow the sales organization to specialize in each of the market segments, penetrate the market in a more efficient manner, and provide the best customer service. In addition, the Company has executed a limited number of distribution agreements with third parties to service the alternate U.S. site market which includes doctors' offices, surgery centers, sub-acute care centers and industrial accounts. This alternative distribution channel is intended to penetrate the numerous sites where the Company's sales force does not currently focus.

The Company's purchasing agreements with ten major hospital buying groups cover approximately 75% of U.S. hospital beds. In addition, the Company has agreements with the U.S. government and several major ambulance companies. The Company believes these purchasing agreements contribute to growth opportunities within the evolving managed care environment. For the year ended December 31, 1997, domestic sales accounted for approximately 71% of the total net revenues.

In the international market, the Company sells through both a direct sales force and through distributors. The Company's international direct sales force consists of a team of approximately 50 individuals located in Canada, United Kingdom, Eastern Europe, France, Spain, Italy, Sweden, Finland, Netherlands, Germany and Austria. The Company sells its products in other geographical areas such as Japan, Asia Pacific, Australia, the Middle East and Latin America using distribution partners, many of whom have been selling the Company's products for more than ten years. The Company also invested in the Chinese marketplace during 1996 by establishing a representative office in Beijing and developed alliances with three distribution partners in major regions of China. For the year ended December 31, 1997, international sales accounted for approximately 29% of total net revenues.

Research and Development

As of December 31, 1997, the Company had an in-house research and development staff of approximately 200 engineers and technicians. Product development work is driven by small, dedicated teams which have overall responsibility for the development of new products. These teams are supported by a strong functional network of technical specialists who maintain expertise in specific technologies such as software engineering, mechanical design engineering and electrical design engineering. The work of this organization is complemented by a number of external, proprietary development relationships, focused primarily on the development of non-critical support or ancillary products. During the three years ended December 31, 1997, 1996 and 1995, the Company's expenditures for research and development totaled $21.0 million, $18.8 million and $19.5 million, respectively.

To enhance its research and development capabilities, the Company has developed close alliances with several leading research institutions and universities. Currently, the Company supports basic research in the areas of cardiac predictive and assessment algorithms, cardiac assessment models and new waveform and energy transfer techniques.

Competition

The cardiac defibrillator and vital sign assessment device market is highly competitive. The Company competes with many companies, some of which may have access to greater financial and other resources than the Company. The Company's primary domestic competitors include Hewlett-Packard Co., Zoll Medical Corporation, Laerdal Medical Corporation, Heartstream, Inc., and SurVivaLink. International competitors also include Nihon-Kohden, Corpuls, Bruker-Odam, and Hellige.

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

FDA Regulation. The FDA requires that prior to introducing any medical device in the U.S. market, the manufacturer of such device must secure either a premarket notification clearance pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act (a "510(k) clearance") or an approved premarket approval application. A 510(k) clearance indicates that the FDA agrees with an applicant's determination that the product for which clearance has been sought is substantially equivalent to a legally marketed medical device. In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products or that change the intended use of existing products.

To date, the Company has obtained FDA marketing clearances only through the 510(k) clearance process. There can be no assurance that all necessary approvals will be granted on a timely basis or at all. It is possible that delays in receipt of or failure to receive any necessary clearance or approval could have a material adverse effect on the Company. For any device that is cleared through the 510(k) process, changes or modifications that could significantly affect safety or effectiveness, or make a major change in the intended use of the device, require a new 510(k) notification submission.

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

Medical device manufacturers are routinely subject to periodic inspections by the FDA. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it can place the company under observation and re-inspect the facilities; issue a warning letter apprising of violative conduct; detain or seize products; mandate a recall; enjoin future violations, and assess civil and criminal penalties against the company, its officers or its employees. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on the Company.

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

FDA Consent Decree. In July 1992, the FDA filed a civil complaint against the Company for alleged violations of the GMP and MDR regulations. The complaint alleged, among other things, violations of the FDA's GMP regulations relating to the methods used in, and the facilities and controls used for, the manufacture, packing and storage of Company devices and the FDA's MDR regulations relating to the failure to submit reports to the FDA. The Company did not agree with the allegations and voluntarily entered into a consent decree for mutual resolution of the complaint. The terms of the consent decree had a material adverse effect on the Company. The Company, however, has met all obligations of the consent decree. It has no substantive ongoing impact on the Company's operations so long as the Company maintains compliance with applicable GMP and MDR regulations.

The laws and regulations applicable to the manufacture and sale of medical devices and other aspects of the Company's business and the level of enforcement thereof are subject to change. Any changes in the FDA's laws and regulations or noncompliance with the Consent Decree could have a material adverse effect on the Company.

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

Employees

As of December 31, 1997, the Company had approximately 840 full-time employees. The Company considers its employee relations to be good.

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

Backlog

The Company's product backlog at December 31, 1997 and 1996 was $5.6 million and $9.9 million, respectively.

Foreign and Domestic Operations

The information relating to the foreign and domestic operations of the Company required by Item 1 is set forth in "Item 8, Financial Statements and Supplementary Data."

Item 2. Properties.

The Company's manufacturing operations are carried out in an approximate 100,000 square foot owned facility located at the Company's headquarters in Redmond, Washington. The Company believes that its current facility will be sufficient to meet all of its manufacturing capacity requirements in the foreseeable future.

The Company's European headquarters is an 8,000 square foot leased facility located in the United Kingdom. The Company also leases certain facilities for use as sales and service offices in the United States and throughout the world.

Item 3. Legal Proceedings.

The Company is party to certain legal actions arising in the ordinary course of its business. Based on information presently available to the Company, the Company believes that it has adequate legal defenses or insurance coverage for these actions, and the ultimate outcome of these actions will not have a material adverse effect on the Company. In November 1995, the Company initiated litigation in Washington State Court against Heartstream, Inc. ("Heartstream"), a company formed to develop, manufacture and market defibrillators, as well as certain individuals who were formerly employed by the Company and who are founders of and employees of Heartstream. The Company claimed that Heartstream and such individuals had, among other things, misappropriated certain of the Company's intellectual property and that such individuals breached contractual obligations to the Company. In addition, Heartstream initiated litigation against the Company in January 1997 alleging that the Company had infringed a Heartstream patent related to product self-test features. The Company filed an answer denying Heartstream's claims and alleged certain counterclaims against Heartstream for infringement of a Company self-test patent.

Effective as of October 10, 1997, the Company and Heartstream have entered into a settlement agreement under which the referenced lawsuits have been dismissed with prejudice and all outstanding claims between the parties have been settled on mutually acceptable terms. The terms of the settlement are confidential.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the stockholders of the Company for action in the fourth quarter of 1997.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

The following table sets forth on a per share basis, the high and low closing sale prices per share for the Common Stock as reported by the Nasdaq National Market during 1997 and 1996.


                                 High                 Low
                              --------            --------
    1997
--------------
First Quarter                   23 1/2              13 1/4
Second Quarter                  15 1/4              11 3/8
Third Quarter                   19 1/8              12 1/2
Fourth Quarter                  17 1/2              14 1/2


    1996
--------------
First Quarter                    22 1/2             17 1/2
Second Quarter                   23 3/4             17 1/8
Third Quarter                    25 1/4             15 3/8
Fourth Quarter                   24 1/8             18 1/4


As of March 2, 1998, the Company's Common Stock was held by approximately 104 holders of record. The Company believes, however, it has a significantly greater number of beneficial owners.

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

Item 6. Selected Financial Data.

Income Statement Data (1)

(dollars in thousands, except share and per share data)



                                                      Company                    Combined       Company          Predecessor
                                        ------------------------------------   ------------   ------------  ------------------------
                                         Year Ended  Year Ended   Year Ended   January 1 to    July 30 to    January 1   Year Ended
                                        December 31, December 31, December 31,  December 31,  December 31,  to July 31, December 31,
                                             1997        1996          1995      1994 (2)(3)     1994 (2)     1994 (2)    1993 (4)
                                        -----------  -----------  -----------  -----------    ------------  ----------- ------------
                                                                                (unaudited)
Net sales                                 $ 175,311    $ 173,165    $ 148,702    $ 150,028    $  60,208     $89,820    $ 107,129
Cost of sales                                88,320       84,360       69,537       82,205       37,390      44,815       67,229
                                          ---------    ---------    ---------    ---------    -----------   ---------    ---------

   Gross margin                              86,991       88,805       79,165       67,823       22,818      45,005       39,900

Research and development                     21,065       18,849       19,518       19,053        7,822      11,231       11,575
Selling, general and administrative          50,003       44,167       41,547       44,343       18,115      26,228       40,694
Corporate expense allocations and
   management consulting fees                                           2,950        2,708          258       2,450        4,571
Restructuring and special
   charges (credits)                                                                (5,767)                  (5,767)      16,701
                                          ---------    ---------    ---------    ---------    -----------   ---------    ---------

   Operating income (loss)                   15,923       25,789       15,150        7,486       (3,377)     10,863      (33,641)

Interest expense                             (1,640)      (1,844)      (2,836)      (1,313)      (1,313)
Other income (expense), net                      88         (347)        (482)          51          236        (185)        (456)
                                          ---------    ---------    ---------    ---------    -----------   ---------    ---------

Income (loss) before income
   tax, extraordinary item and
   cumulative effect of a change
   in accounting principles                  14,371       23,598       11,832        6,224       (4,454)     10,678      (34,097)
Income tax (expense) benefit                 (5,039)      (8,259)      (4,118)      (2,991)         959      (3,950)        (763)
                                          ---------    ---------    ---------    ---------    -----------   ---------    ---------

Income (loss) before extraordinary
   item and cumulative effect
   of a change in accounting principles       9,332       15,339        7,714        3,233       (3,495)      6,728      (34,860)

Extraordinary loss from early
   extinguishment of debt, net
   of income tax benefit of $780                                       (1,460)
Cumulative effect of a change in
   accounting principles                                                                                                  (1,087)
                                          ---------    ---------    ---------    ---------    -----------   ---------    ---------
Net income (loss)                         $   9,332    $  15,339    $   6,254    $   3,233    $  (3,495)    $ 6,728    $ (35,947)
                                          ---------    ---------    ---------    ---------    -----------   ---------    ---------


Basic earnings per common share               $0.54        $0.91
Weighted average common shares
   outstanding                           17,198,323   16,830,794

Diluted earnings per common and
   common equivalent share                    $0.53        $0.87

Weighted average number of
   common and common equivalent
   shares outstanding                    17,733,471   17,609,826

Pro forma basic earnings per common share                               $0.42
Pro forma weighted average
common shares outstanding                                          14,765,470
Pro forma diluted earnings per common and
   common equivalent share                                              $0.40
Pro forma weighted average number of common and
   common equivalent shares outstanding                            15,427,527


Balance Sheet Data

(dollars in thousands)

                                                        Company                                           Predecessor
                           --------------------------------------------------------------    -------------------------------------
                           December 31, 1997      December 31, 1996     December 31, 1995    December 31, 1994   December 31, 1993
                           -----------------      -----------------     -----------------    -----------------   -----------------
Working capital                      $52,039                $50,484               $35,172              $33,415             $14,863
Total assets                         106,659                 95,862                78,500               93,544              83,045
Total debt                            16,531                 21,031                16,211               36,496
Stockholders' equity                  56,204                 44,220                26,681                6,512              30,694



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

(4) Operating results for 1993 were adversely affected by the temporary suspension of the Predecessor's manufacturing operations in May 1992, after the Predecessor received notification by the FDA of alleged deficiencies in compliance with FDA regulations. See "Item 1, Business."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This Management's Discussion and Analysis of Financial Condition and Results of Operation (and other portions of this report) may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements due to many factors, including but not limited to those discussed in "Item 1, Business," the effect of general economic conditions, including without limitation those in Asia/Pacific, the impact of competitive products and pricing, customer demand, product development, commercialization and technological difficulties, U.S. and foreign regulatory requirements, the effects of accounting policies and financing requirements, and other such risks and factors.

Management's discussion and analysis provides information with respect to the results of operations of the Company for the years ended December 31, 1997, 1996 and 1995.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

For the year ended December 31, 1997 the Company reported worldwide sales of $175.3 million. Revenues increased $2.1 million or 1% from the comparable 1996 year. Domestic sales of $123.9 million decreased $3.8 million or 3% while international sales of $51.4 million increased $6.0 million or 13% from the comparable prior year. The 13% increase in the international market was driven by strong performance in Europe and Canada, partially offset by a 4% decline from unfavorable currency movements in most foreign markets. The sales increase in Europe reflected higher revenue in the United Kingdom and former eastern block countries partly offset by weak sales in Germany. The decrease in the domestic market is attributable to purchasing deferrals and anticipation of the 1998 LIFEPAK 12 product release, offset by growth in service and supply revenues.

Total equipment sales of $110.0 million decreased $6.0 million (5%) during the current year primarily resulting from a 14% decline in the U.S. hospital market, mainly due to purchasing deferrals and a 4% decline in the U.S. out-of-hospital market as customer purchasing deferrals in anticipation of the LIFEPAK 12 product release were only partly offset by strong sales of LIFEPAK 500 AED's. International equipment revenue increased 2% from the comparable 1996 period.

Supplies (disposable and accessories) revenue totaled $36.0 million, an increase of $6 million or 20% from the comparable 1996 year. The increase was driven by higher sales of accessories including distributed products (training materials and portable monitors in Europe) and electrodes. Worldwide service revenue of $29.4 million increased $2.1 million (8%) driven by the Company's ever increasing installed base.

During the year ended December 31, 1997 worldwide product orders totaled $154.1 million, an increase of $10.1 million or 7% over the prior year. The increase in product orders resulted primarily from strong demand for the LIFEPAK 500, and solid performance in the international markets. Domestic and international orders increased 6% and 9%, respectively, from 1996.

Gross margin for the year ended December 31, 1997 was 50%, a decrease from 51% in the prior year, largely due to a less favorable product mix, mainly higher service and supplies revenues, and the impact of a strong U.S. dollar in international markets.

Research and development ("R&D") expenditures during the current year totaled $21.1 million, an increase of $2.2 million over the comparable prior year. The increase is attributable to the final developmental stages of the Company's newest release, the LIFEPAK 12 product. The Company received FDA approval for this product during January 1998. The Company has and will continue to invest in the R&D activity as it is committed to new product development and to conduct ongoing research for future products and technology.

Selling, general and administrative ("SG&A") expenses totaled $50.0 million during the year ended December 31, 1997. As a percentage of sales, these expenses increased to 29% during 1997, from 26% in the prior year. Sales and marketing expenses increased $5.2 million and is attributable to enhanced sales and marketing efforts worldwide as well as additional selling expenses associated with the Company's strategic alliances introduced and developed during 1997. General and administrative expenditures of $10.7 million increased $0.6 million from the prior year due primarily to an increase in legal expenses.

Interest expense totaled $1.6 million during 1997, a decrease of $0.2 million from 1996. The decrease is attributable to a reduction in the Company's outstanding borrowings and lower interest rates obtained in the June 1997 refinancing of existing indebtedness as discussed below.

As a result of the above factors, net income totaled $9.3 million during 1997 with basic earnings per share reported at $0.54 and diluted earnings per share reported at $0.53. Net income during 1997 represents a $6.0 million or 39% reduction in net income from the comparable 1996 year.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

The Company reported worldwide sales of $173.2 million for the year ended December 31, 1996, an increase of $24.5 million or 16% from 1995. Domestic sales of $127.8 million increased $20.3 million or 19% while international sales of $45.4 million increased $4.2 million (10%) from 1995. On a consolidated basis, equipment sales of $116.0 million increased 11% during 1996 due primarily to increased demand for the Company's family of LIFEPAK products, primarily the LIFEPAK 11 product. Worldwide service revenue of $27.2 million increased 10% and supplies revenue of $30.0 million increased 54% from 1995, driven by disposable and accessory product sales.

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

During the year ended December 31, 1996 worldwide product orders totaled $144.0 million, an increase of $13.7 million or 11% over the comparable prior year. The increase in product orders resulted primarily from strong demand for the LIFEPAK 11 products and expanded growth in the international markets. International and domestic orders increased 15% and 9%, respectively, from 1995.

Gross margin of $88.8 million increased $9.6 million or 12% during 1996 when compared to 1995. As a percentage of sales, gross margin decreased from 53% in 1995 to 51% in 1996, largely as a result of changes in product mix, mainly higher service and supplies revenue, as well as certain trade-in programs established earlier in the year which resulted in higher product discounts.

R&D expenditures during 1996 were $18.8 million, a decrease of $0.7 million or 3% from the comparable prior year. As a percentage of sales, R&D expenses decreased from 13% in the prior year to 11% during 1996.

SG&A expenses of $44.2 million during 1996 increased $2.6 million or 6% from 1995. The increase resulted from costs incurred to further develop the Company's direct sales and service operations in Europe, as well as increased selling expense related to a higher sales volume in 1996. As a percentage of sales, SG&A expenses decreased during 1996 to 26% from 28% during 1995.

Management consulting fees due to Bain Capital, Inc. totaled $2.9 million during 1995. During the fourth quarter of 1995, the management consulting agreement was terminated. No management consulting fees were incurred during 1996.

Interest expense totaled $1.8 million during 1996, a decrease of $1.0 million from the comparable prior year. The decrease resulted from lower interest expense attributable to a reduction of the Company's outstanding debt and lower interest rates obtained in the refinancing of the Company's then existing credit facility during December 1995.

As a result of the above factors, net income totaled $15.3 million during 1996, with basic earnings per share reported at $0.91 and diluted earnings per share reported at $0.87. Net income during 1996 represents a $9.1 million or 145% increase in net income from the comparable 1995 year.

Quarterly Results

The Company's results of operations may fluctuate from quarter to quarter. Various factors may affect results of operations, including variations in timing of product orders, changes in product mix, timing of new product introductions, changes in distribution channels, actions of competitors and budgetary practices of the Company's customers.

Liquidity and Capital Resources

The Company has historically financed its operations with funds provided from operations and bank borrowings, as well as the 1995 receipt of approximately $23.7 million from Lilly in connection with certain 1994 purchase price adjustments (see Part I, Item 1.). For the years ended December 31, 1997 and 1995, the Company generated approximately $9.8 million and $12.2 million, respectively, in cash from operating activities. The cash provided from operations during 1997 was driven by operating income and an increase in trade accounts payable, offset by an increase in inventories. Cash provided from operations during 1995 was due primarily to the receipt of the $23.7 million from Lilly described above. For the year ended December 31, 1996, the Company used $0.1 million in cash from operations.

For the three years ended December 31, 1995, 1996 and 1997, the Company made capital expenditures of approximately $5.9 million, $9.9 million and $7.0 million, respectively. During 1995 the majority of these capital expenditures were for manufacturing molds, computer equipment and maintenance equipment. During 1996 and 1997 the majority of the capital expenditures related to software development and implementation of the Company's new computer business system. The Company currently has no capital commitments outside the ordinary course of business.

The Company's principal working capital requirements are for financing accounts receivable and inventories. As of December 31, 1997, the Company had working capital of $52.0 million, including approximately $39.1 million of trade accounts receivable and $38.7 million of inventories.

In connection with the Company's initial public offering in December 1995, the Company refinanced its then existing indebtedness and entered into the Amended and Restated Credit Agreement (the "Revolver"). The Revolver provided a credit facility in an amount not to exceed $30.0 million. The Revolver bore interest, at the Company's option, at either (i) LIBOR plus 1.0%, or (ii) the lender's base rate (the higher of such lender's prime rate or the federal funds rate plus 0.5%).

During June 1997, the Company again refinanced its indebtedness under the Revolver and entered into a new $30.0 million revolving bank credit facility (the "Agreement") of which up to $5.0 million may be used for issuance of standby letters of credit. The Agreement, which matures during May 2000, replaced the $30.0 million Revolver scheduled to expire during December 1998. Interest on advances under the Agreement bear interest at the borrower's option, at either (i) LIBOR plus 0.5% or (ii) the reference rate (the higher of the lender's prime rate or federal funds rate plus 1%) or (iii) quoted rate (rate quoted by lender and accepted by borrower plus 0.5%). Such rates are subject to increase in the event that the Company does not meet the fixed charge coverage ratio as defined in the Agreement.

The Company's current indebtedness is secured by all of the accounts receivable and inventories of the Company located in the United States. At December 31, 1997, the interest rate on the amount outstanding under the Agreement was 6.67%. At December 31, 1997, the Company had borrowing availability under the Agreement of $15.9 million, after consideration of outstanding letters of credit of $0.1 million, and was in compliance with all related loan covenants.

The Company has subordinated promissory notes payable to Lilly related to the 1994 sale. Notes with a principal balance of $1.5 million bear interest at LIBOR plus 3.25% (9.25% at December 31, 1997) and mature on January 31, 2001. An additional note payable for $1.0 million bears interest at LIBOR plus 3.0% (9.0% at December 31, 1997) and matures November 15, 1998. At December 31, 1997, the Company had an aggregate indebtedness of approximately $2.5 million to Lilly under such notes.

The Company believes that, based upon current levels of operations and anticipated growth, funds generated from operations together with other available sources of liquidity, including borrowings under the current bank Agreement, will be sufficient over the next twelve months for the Company to make anticipated capital expenditures and fund working capital requirements.

One of the Company's strategies is to evaluate and make strategic acquisitions of and/or alliances with companies with complementary product lines. Future acquisitions may be financed by issuance of additional common stock, borrowings, or excess cash flow.

Approximately 29% of the Company's net revenues during 1997 were from international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Certain of the Company's international receivables are denominated in foreign currency, and exchange rate fluctuations impact the carrying value of these receivables. The Company has elected to hedge certain assets denominated in foreign currency with the purchase of forward contracts. Historically, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations and together, with certain hedging activities, the Company does not expect such fluctuations to be material in the foreseeable future.

Year 2000

The Company has begun to review the impact of the Year 2000 upon its business environment and business products. The Company has recently completed a successful transition to a new, fully integrated, computer system with a heavy emphasis in the manufacturing process. The transition also included migration to a PC based, network environment. The new manufacturing and financial modules within the system are designed to deal with the Year 2000. Based on its initial assessment, the Company does not believe the software in the Company's products currently in the marketplace will be materially affected by the Year 2000. The Company has not yet determined the full effect this event may have on its customers, suppliers, and other business partners.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. This statement establishes new standards for reporting and displaying comprehensive income in the financial statements. In addition to net income, comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require additional financial statement disclosure detailing the Company's comprehensive income.

In June 1997, FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is also effective for fiscal years beginning after

December 15, 1997. The Company is currently evaluating the impact, if any, this statement will have on disclosures in the consolidated financial statements.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the past three years.

Item 7A. Qualitative and Quantitative Disclosures Regarding Market Risk.

None.

Item 8. Financial Statements and Supplementary Data.


        Index to Consolidated Financial Statements and Supplementary Data


                                                                                   Page No.
                                                                                   -------
Report of Independent Accountants ................................................    21

Consolidated Balance Sheets at December 31, 1997 and 1996 ........................    22

Consolidated Statements of Earnings for the years ended
  December 31, 1997, 1996 and 1995 ...............................................    23

Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 1997, 1996 and 1995 ...............................................    24

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995 ...............................................    25

Notes to Consolidated Financial Statements .......................................    26

Financial Statement Schedules:

  Report of Independent Accountants ..............................................    47
  Schedule II Valuation and Qualifying Accounts and Reserves .....................    48


All other financial statement schedules have been omitted because they are not applicable or the required information is included elsewhere herein or incorporated by reference.

Report of Independent Accountants
-----------------------------------------------------------------------------

To the Board of Directors and Stockholders of Physio-Control International Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Physio-Control International Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Seattle, Washington
January 27, 1998

Physio-Control International Corporation


Consolidated Balance Sheets
-------------------------------------------------------------------------------

(dollars in thousands, except share data)
-------------------------------------------------------------------------------



                                                                 December 31, 1997              December 31, 1996
                                                                 -----------------              -----------------
Assets
Current Assets
Cash and cash equivalents                                                   $4,340                         $3,336
Accounts receivable, net                                                    39,161                         38,869
Inventories, net                                                            38,711                         31,811
Prepaid expense                                                              1,237                          1,401
Deferred income tax                                                          2,463
Prepaid income tax                                                                                          3,967
                                                                  ----------------               ----------------

   Total current assets                                                     85,912                         79,384

Noncurrent Assets

Other assets                                                                 1,281                          1,180
Deferred income tax                                                          2,114                          2,175
Property, plant and equipment, net                                          17,352                         13,123
                                                                  ----------------               ----------------

Total assets                                                              $106,659                        $95,862
                                                                  ----------------               ----------------

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                           $14,630                         $9,260
Accrued liabilities                                                         17,103                         19,146
Current portion of long-term debt                                            1,000
Income tax payable                                                           1,140
Deferred income tax                                                                                           494
                                                                  ----------------               ----------------

    Total current liabilities                                               33,873                         28,900
                                                                  ----------------               ----------------

Noncurrent Liabilities

Long-term debt                                                              15,531                         21,031
Unfunded pension obligation                                                  1,051                          1,711
                                                                  ----------------               ----------------

   Total noncurrent liabilities                                             16,582                         22,742
                                                                  ----------------               ----------------

Commitments and contingencies (Note 15)

Stockholders' Equity

Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, no shares issued or outstanding

Common stock, voting, par value $0.01 per share, 40,000,000 shares authorized; 17,300,840 and

   17,020,245 shares issued and outstanding, respectively                      173                            170
Additional paid-in capital                                                  28,627                         25,707
Retained earnings                                                           27,430                         18,098
Equity adjustment from foreign currency translation                            (26)                           245
                                                                  -----------------              ----------------

   Total stockholders' equity                                               56,204                         44,220
                                                                  ----------------               ----------------

Total liabilities and stockholders' equity                                $106,659                        $95,862
                                                                  ----------------               ----------------



   The accompanying notes are an integral part of these financial statements

Physio-Control International Corporation


Consolidated Statements of Earnings

-------------------------------------------------------------------------------

(dollars in thousands, except share and per share data)
-------------------------------------------------------------------------------



                                                  Year Ended                Year Ended                Year Ended
                                           December 31, 1997          December 31, 1996        December 31, 1995
                                           -----------------         ------------------        -----------------



Net sales                                           $175,311                   $173,165                  $148,702
Cost of sales                                         88,320                     84,360                    69,537
                                           -----------------          -----------------          ----------------

   Gross margin                                       86,991                     88,805                    79,165
                                           -----------------          -----------------          ----------------

Research and development                              21,065                     18,849                    19,518
Sales and marketing                                   39,289                     34,042                    30,073
General and administrative                            10,714                     10,125                    11,474
Management consulting fees                                                                                  2,950
                                           -----------------          -----------------          ----------------

   Operating expenses                                 71,068                     63,016                    64,015
                                           -----------------          -----------------          ----------------

Interest expense                                      (1,640)                    (1,844)                  (2,836)
Other income (expense), net                               88                       (347)                    (482)
                                           -----------------          -----------------          ----------------

   Other expense                                      (1,552)                    (2,191)                  (3,318)
                                           -----------------          -----------------          ----------------

Income before income tax and
   extraordinary item                                 14,371                     23,598                   11,832
Income tax expense                                    (5,039)                    (8,259)                  (4,118)
                                           -----------------          -----------------          ----------------

Income before extraordinary item                       9,332                     15,339                    7,714
Extraordinary loss from early extinguishment
   of debt, net of income tax benefit of $780                                                             (1,460)
                                           -----------------          -----------------          ----------------

Net income                                            $9,332                    $15,339                   $6,254
                                           -----------------          -----------------          ----------------




Basic earnings per common share                        $0.54                      $0.91
Weighted average common shares outstanding        17,198,323                 16,830,794
Diluted earnings per common and
   common equivalent share                             $0.53                      $0.87
Weighted average number of common
   and common equivalent shares outstanding       17,733,471                 17,609,826


Pro forma basic earnings per common share                                                                  $0.42
Pro forma weighted average common shares outstanding                                                  14,765,470
Pro forma diluted earnings per common and
   common equivalent share                                                                                 $0.40
Pro forma weighted average number of common and
   common equivalent shares outstanding                                                               15,427,527


The accompanying notes are an integral part of these financial statements

Physio-Control International Corporation


Consolidated Statements of Changes in Stockholders' Equity
-------------------------------------------------------------------------------
(dollars in thousands, except share data)
-------------------------------------------------------------------------------



                                                                                                    Equity
                                            Common Stock          Common Stock                      Adjustment
                                           Class L (Voting)          (Voting)           Additional  Retained    from Foreign
                                           ----------------          --------           Paid-in     Earnings     Currency
                                            Shares  Dollars   Shares          Dollars   Capital    (Deficit)    Translation  Total
                                           -------  -------   ------          -------   -------    ----------   ----------- ------


Balance at December 31, 1994               1,410,636    $15     12,695,702      $127      $9,873      $(3,495)    $(8)     $6,512


Issuance of common shares in
   acquisition                                                     705,953         8          15                               23
Conversion of Class L shares
   immediately preceding
   initial public offering                (1,410,636)   (15)     2,219,754        22          (7)
Net proceeds from initial
   public offering                                               1,133,500        11      13,734                           13,745
Equity adjustment from foreign
   currency translation                                                                                           147         147
Net income                                                                                              6,254               6,254
                                          -----------   -----   ----------      ------    --------   ---------   ----     -------

Balance at December 31, 1995                                    16,754,909       168      23,615        2,759     139      26,681


Issuance of common shares                                           11,318                   212                              212
Stock issued upon exercise of options                              254,018         2         363                              365
Income tax benefit from exercise
   of stock options                                                                        1,517                            1,517
Equity adjustment from foreign
   currency translation                                                                                           106         106
Net income                                                                                             15,339              15,339
                                          -----------   -----   ----------      ------    --------   ---------   ----     -------
Balance at December 31, 1996                                    17,020,245       170      25,707       18,098     245      44,220


Issuance of common shares                                           60,993         1       1,060                            1,061
Stock issued upon exercise of options                              219,602         2         991                              993
Income tax benefit from exercise
   of stock options                                                                          869                              869
Equity adjustment from foreign
   currency translation                                                                                           (271)       (271)
Net income                                                                                              9,332                9,332
                                          -----------   -----   ----------      ------    --------   ---------   ----     -------

Balance at December 31, 1997               -            $  -    17,300,840      $173     $28,627      $27,430     $(26)    $56,204
                                          -----------   -----   ----------      ------    --------   ---------   ----     -------










The accompanying notes are an integral part of these financial statements

Physio-Control International Corporation

Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------

(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------


                                                             Year Ended           Year Ended          Year Ended
                                                      December 31, 1997     December 31, 1996  December 31, 1995
                                                      -----------------     -----------------  -----------------

Cash Flows From Operating Activities
Net income                                                       $9,332            $15,339           $6,254
   Adjustments to Reconcile Net Income to Net Cash
   Provided by (Used in) Operating Activities:
   Depreciation and amortization                                  2,755              1,006           1,677
   Extraordinary loss from early extinguishment of debt, net                                         1,460
   Increase in accounts receivable                               (1,108)            (9,414)         (5,151)
   Decrease (increase) in other receivables                         816             (1,921)         24,259
   Increase in inventories                                       (6,900)            (1,603)         (4,577)
   Decrease (increase) in prepaid income tax                      3,967             (1,330)         (2,637)
   Decrease (increase) in prepaid expense and other assets           63               (947)          1,906
   Decrease (increase) in deferred income tax                    (2,896)             4,233           3,619
   Increase (decrease) in accounts payable                        5,370               (849)          1,687
   Decrease in accrued liabilities                               (2,703)            (4,642)         (9,919)
   (Decrease) increase in income tax payable                      1,140                             (6,354)
                                                                --------           --------        --------
Net cash provided by (used in) operating activities               9,836               (128)         12,224
                                                                --------           --------        --------
Cash Flows From Investing Activities
Purchases of property, plant and equipment                       (6,984)             (9,919)        (5,853)
Acquisition of net assets, net of cash acquired                                                     (2,044)
Proceeds from sale/leaseback activity                                                 1,788          1,540
                                                                --------            --------       --------
Net cash used in investing activities                            (6,984)             (8,131)        (6,357)
                                                                --------            --------       --------
Cash Flows From Financing Activities
Net proceeds from issuance of common stock                        2,054                 577         13,768
Debt issue costs                                                                                      (151)
Repayment of term debt                                                                             (10,000)
Borrowings under revolving debt                                  45,984              59,395         17,031
Repayments on revolving debt                                    (50,484)            (54,575)       (27,316)
Income tax benefit from exercise of
   stock options                                                    869               1,517
                                                                --------           --------         --------
Net cash provided by (used in) financing activities              (1,577)              6,914          (6,668)
                                                                --------           --------         --------
Effect of exchange rate changes                                    (271)                106             147
                                                                --------           --------          --------
Net increase (decrease) in cash and cash equivalents              1,004              (1,239)           (654)
Cash and cash equivalents at beginning of year                    3,336               4,575           5,229
                                                               --------            --------         --------
Cash and cash equivalents at end of year                         $4,340              $3,336          $4,575
                                                               --------            --------         --------


Supplemental Information
Cash paid during the year for interest                           $1,804              $1,561          $3,145
Cash paid during the year for income tax                         $2,000              $4,498          $3,405






The accompanying notes are an integral part of these financial statements

Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

(dollars in thousands, except share and per share data)
-------------------------------------------------------------------------------
NOTE 1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Physio-Control International Corporation as successor by merger to Physio-Control Acquisition, Inc. (the "Company") was incorporated in Delaware during 1994 to effect the acquisition on July 29, 1994 of Physio-Control Corporation and certain assets of its affiliates ("Predecessor") from Eli Lilly and Company ("Lilly"). During May 1997, the Company was re-incorporated in the State of Washington.

The consolidated financial statements of the Company include its wholly owned subsidiary, Physio-Control Corporation ("PCC") and its subsidiaries, (i) Physio-Control Manufacturing Corporation ("PCMC"), (ii) European and (iii) Canadian subsidiaries of PCC.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the accompanying consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been consistently applied unless otherwise noted.

Principles of Consolidation

The consolidated financial statements include all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Earnings Per Share

Statement of Financial Accounting Standards No. 128 (SFAS 128) was issued in February 1997. This pronouncement modifies the calculation and disclosure of earnings per share and was adopted by the Company during 1997. Under the provisions of SFAS 128, basic earnings per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the periods. Diluted earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, including options computed using the treasury stock method. All earnings per common share amounts from prior periods have been restated to reflect the adoption of SFAS 128.

Pro forma Earnings Per Share (Unaudited)

As a result of the changes in the Company's capital structure effective with the initial public offering during December 1995 as described in Note 9, historical earnings per common and common equivalent share amounts would not be meaningful and therefore have not been presented for 1995. For purposes of calculating pro forma net earnings per share, the weighted average number of shares outstanding has been calculated giving retroactive effect to the Recapitalization described in Note 9.

Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less, to be cash equivalents. These amounts are stated at cost, which approximate fair value.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are as follows: land and buildings improvements 18 to 40 years; machinery and equipment 3 to 10 years; and furniture and fixtures 5 to 10 years. All direct costs associated with the development and implementation of software for internal use are capitalized and depreciated over 7 years. Expenditures for renewals and betterments are capitalized, and maintenance and repairs are charged to operations.

Income Taxes

Deferred income taxes are provided for all significant temporary differences in reporting items of income and expense for financial statement purposes versus income tax reporting. The Company files a consolidated income tax return with its wholly owned subsidiaries.

Research and Development Expenditures

Expenditures related to the development of new products and processes, including significant improvements and refinements are expensed as incurred.

Warranty and Service Update Allowances

Allowances are provided for the estimated cost of product coverage programs, which include warranty and service updates. The reserves for warranty costs and service updates are reviewed periodically and appropriately adjusted to ensure adequate provisions.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Employee Stock Options

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans.

Foreign Currency

The functional currency of each of the Company's foreign subsidiaries is the local currency in its respective country. Asset and liability accounts of each entity are translated at the current exchange rate and income accounts are translated at average exchange rates prevailing during the period. Gains and losses resulting from the translation of these foreign currency financial statements are classified as a separate component of stockholders' equity. For other foreign operations of the Company, all monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at current exchange rates. Income and expense items are remeasured at average exchange rates during the period. The Company hedges its net position in all material foreign currency exposures by entering into forward contracts. The contracts are entered into in the regular course of business to manage its exposure against foreign currency fluctuations. Discounts and premiums related to forward contracts are amortized to income over the lives of the agreements and changes in market value of the foreign currency are recognized into income currently. As of December 31, 1997 the Company had foreign exchange contracts of $5.9 million maturing in one to three months.

Concentration of Credit Risk/Financial Instruments

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. Trade receivables from international customers account for a substantial portion of receivables, for which collateral is generally not required. The risk associated with this concentration is limited due to the large number of distributors and their geographic dispersion. The carrying values of cash equivalents and other current assets and liabilities (such as accounts receivable and payable) approximate fair value at December 31, 1997. The carrying value of the revolving credit facility approximates fair value as the interest rate adjusts based upon market interest rate changes.

Reclassification

Certain amounts have been reclassified in the prior years in order to conform with the current year presentation.

NOTE 3.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                December 31, 1997       December 31, 1996
                                                                -----------------       -----------------
Trade receivables                                                     $38,215                 $37,118
Accounts receivable, other                                              1,701                   2,517
Less allowances                                                          (755)                   (766)
                                                                --------------          --------------

Total accounts receivable                                             $39,161                 $38,869
                                                                -------------           -------------



NOTE 4.  INVENTORIES

Inventories consist of the following:


                                                                December 31, 1997       December 31, 1996
                                                                -----------------       -----------------
Finished products                                                     $22,665                 $18,734
Purchased parts and assemblies in process                               7,544                   6,534
Service parts                                                          10,654                   9,037
                                                                -------------           -------------

                                                                       40,863                  34,305
Less inventory allowances                                              (2,152)                 (2,494)
                                                                --------------          --------------

Total inventories                                                     $38,711                 $31,811
                                                                -------------           -------------

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:



                                                             December 31, 1997      December 31, 1996
                                                             -----------------      -----------------
Land                                                                     $880                    $880
Buildings and land improvements                                           442                     388
Software development                                                    7,223                   4,955
Equipment, furniture and fixtures                                      13,087                   8,616
                                                                -------------           -------------

                                                                       21,632                  14,839
Less accumulated depreciation                                          (4,280)                 (1,716)
                                                                --------------          --------------

Total property, plant and equipment                                   $17,352                 $13,123
                                                                -------------           -------------


The Company has entered into several agreements for the sale and leaseback of a portion of its production and operating equipment. The leases are classified as operating leases in accordance with FAS 13, "Accounting for Leases." The net book value of the equipment sold during 1996 and 1995 totaled $1,539 and $1,393, respectively, and the gain realized on these transactions was $0 and $147 in 1996 and 1995, respectively. No sale leaseback transactions occurred during 1997. Rental expense related to these operating leases during 1997, 1996 and 1995 was $811, $344 and $7, respectively. Future minimum lease payments are disclosed in Note 15.

NOTE 6.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:



                                                            December 31, 1997       December 31, 1996
                                                            -----------------       -----------------
Employee compensation                                                  $6,034                  $7,421
Deferred service contract revenue                                       3,014                   3,045
Accrued product or technical service upgrade and update                 1,773                   2,287
Warranty allowance                                                      1,075                     997
Restructuring allowance                                                   210                     487
Other accruals                                                          4,997                   4,909
                                                                -------------           -------------

Total accrued liabilities                                             $17,103                 $19,146
                                                                -------------           -------------



Product and Technical Service Upgrades and Updates

As of December 31, 1997, the Company has recorded its best estimate of the cost to provide future update and upgrade services for its existing product lines. The liabilities at December 31, 1997 and 1996 represent management's best estimate of (i) the number of product upgrades and updates that will be made,
(ii) the related cost of each upgrade, and (iii) the cost of certain product service updates. Management believes that any liability that may ultimately result from the resolution of product upgrades and updates in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 7.  LONG-TERM DEBT

As a result of the Company's initial public offering in December 1995, the Company received net proceeds of $13.7 million, after discounts and other charges of approximately $2.7 million. Of this amount, the Company used $12.0 million to reduce its term loan and its revolving credit facility in December 1995. This prepayment of debt resulted in an extraordinary loss of $1,460 ($0.09 per share), net of an income tax benefit of $780. Immediately thereafter, the Company entered into an Amended and Restated Credit Agreement with a bank for a $30.0 million revolving credit facility (the "Revolver") which matured December 15, 1998. Of this amount, up to $5.0 million could be used for issuance of commercial and standby letters of credit on behalf of the Company. Interest on drawings under the Revolver bore interest at the Company's option, at either (i) LIBOR plus 1.0% or (ii) the lender's base rate (the higher of such lender's prime rate or the federal funds rate plus 0.5%). Such rates were subject to increase in the event that the Company did not meet certain leverage and interest coverage ratios.

During June 1997, the Company refinanced its existing indebtedness and entered into a new $30.0 million revolving bank credit facility (the "Agreement") of which up to $5.0 million may be used for issuance of standby letters of credit. The Agreement, which matures during May 2000, replaced the existing $30.0 million Revolver scheduled to expire during December 1998. Interest on advances under the Agreement bear interest at the borrower's option, at either (i) LIBOR plus 0.5% or (ii) the reference rate (the higher of the lender's prime rate or federal funds rate plus 1%) or (iii) quoted rate (rate quoted by lender and accepted by borrower plus 0.5%). Such rates are subject to increase in the event that the Company does not meet the fixed charge coverage ratio as defined in the Agreement. The Company is required to pay a commitment fee equal to 0.125% of the amount by which the available credit exceeds the outstanding advances on a quarterly basis. This rate is also subject to increase in the event that the Company does not meet the fixed charge coverage ratio as defined.

At December 31, 1997, the interest rate on drawings under the Agreement was 6.67% and the outstanding balance on the Agreement was $14,000. At December 31, 1997 $15,900 was available for future borrowings, after consideration of outstanding letters of credit of $0.1 million.

The Agreement is secured by a first priority security interest in and lien on all of the accounts receivable and inventories of the Company (located in the United States) and is guaranteed by all material subsidiaries. The Agreement includes various affirmative and negative financial covenants which require, among other things, that the Company maintain a certain fixed charge coverage ratio, debt to net worth ratios, as well as a minimum tangible net worth, as defined in the Agreement.

The Company has subordinated notes payable to Lilly in connection with the acquisition of certain foreign assets. Notes with a principal balance of $1,531 mature on January 31, 2001 and bear interest at LIBOR plus 3.25% (9.25% at December 31, 1997). An additional note payable with a principal balance of $1,000 matures November 15, 1998 and bears interest at LIBOR plus 3.0% (9.0% at December 31, 1997).

NOTE 8.  ACQUISITION OF FIRST MEDIC

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

NOTE 9.  STOCKHOLDERS' EQUITY

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

NOTE 10.  EARNINGS PER SHARE

The difference between the weighted average number of common shares outstanding used to calculate basic earnings per share and the weighted average number of common and common equivalent shares outstanding used to calculate diluted earnings per share is the incremental shares attributed to outstanding options to purchase common stock computed using the treasury stock method.



                                                           Year Ended           Year Ended         Year Ended
                                                        December 31, 1997   December 31, 1996   December 31, 1995
                                                        -----------------   -----------------   -----------------
                                                                                                 (Pro-Forma)
     Weighted average number of common shares                17,198,323         16,830,794          14,765,470
       outstanding
     Effect of dilutive options                                 535,148            779,032             662,057
     Weighted average number of common and
       common equivalent shares outstanding              ---------------     --------------      --------------
                                                             17,733,471         17,609,826          15,427,527
                                                         ---------------     --------------      --------------



Options to purchase 442,000 shares of common stock were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

NOTE 11.  STOCK OPTIONS

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

Time option grants are granted at the fair market value of the common stock on the date of grant. Prior to the effectiveness of the Company's registration statement under the Securities Act of 1933, the options vested in five equal installments on each anniversary of the grant date. Effective with the offering, all options vested immediately. At December 31, 1997 there were options outstanding to purchase 241,009 shares of common stock at an exercise price of $0.03 per share.

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

1996 Stock Incentive Plan

In December 1995, the Company adopted the Physio-Control International Corporation 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provided for the granting to employees and other key individuals who perform services for the Company and its subsidiaries the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards. An aggregate of 1,250,000 shares of Common Stock were reserved for issuance under the 1996 Plan. Options granted under the 1996 Plan were issued at the fair market value on the date of grant, and vest in equal installments over a five year period.

1997 Stock Incentive Plan

In May 1997, the Company adopted the Amended and Restated Physio-Control International Corporation 1997 Stock Incentive Plan (the "1997 Plan") which amends and replaces the 1996 Plan described above. The 1997 Plan increases the shares of common stock reserved for issuance under the Plan to an aggregate of 2,250,000 shares. There were no other significant changes from the 1996 Plan. Options granted under the 1997 Plan are issued at the fair market value on the date of grant, and vest under varied schedules.

The table below summarizes the Company's stock option activity:

                                        Year Ended                    Year Ended              Year Ended
                                     December 31, 1997             December 31, 1996       December 31, 1995
                                ------------------------      -----------------------   --------------------
                                                Weighted                  Weighted               Weighted
                                                 average                   average                average
                                  Number of     exercise     Number of    exercise    Number of  exercise
                                     shares        price        shares       price       shares     price
                                  ---------    ---------     ---------   ---------    ---------   ---------
Outstanding at
      beginning of year           2,292,180       $10.96     1,682,292      $ 5.72    1,148,901    $  2.54
   Granted                          873,300        13.37       898,500       18.20      533,391      12.57
   Exercised                       (219,602)        4.25      (254,018)       1.45
   Forfeited                        (93,631)       16.96       (34,594)      14.34
                                  ---------                   ---------               ---------
   Outstanding at
      end of year                 2,852,247       $12.01      2,292,180     $10.96    1,682,292     $ 5.72
                                  ---------                   ---------               ---------
   Options exercisable at
      year end                    1,723,768       $ 9.80      1,442,821     $ 7.23    1,472,861     $ 4.75

   Weighted average fair
      value of options granted
      during the year                             $ 8.08$                    18.03                  $12.32


The following table summarizes information about stock options outstanding at December 31, 1997:

                      Options outstanding                                     Options exercisable

                                        Weighted
                                         average    Weighted                                Weighted
                                       remaining     average                                 average
    Range of            Number       contractual    exercise                 Number         exercise
exercise prices       outstanding           life       price               exercisable         price
---------------       -----------    -----------    --------               -----------      --------
    $0.03                 547,901           6.58       $0.03                  547,901          $0.03
$12.57 - $15.38         1,862,346           8.60      $13.53                  999,067         $13.27
$19.75 - $20.50           442,000           8.10      $20.46                  176,800         $20.46



Employee Share Purchase Plan

In December 1995, the Company adopted the Physio-Control International Corporation Employee Share Purchase Plan (the "Share Purchase Plan"), which permits employees of the Company to purchase Common Stock at 85% of the lower of its beginning-of-the-year or end-of-year market price through payroll deductions. All employees of the Company are eligible to participate in the Share Purchase Plan. An aggregate of 600,000 shares of Common Stock have been authorized for issuance under the Share Purchase Plan. During January 1998, a total of 48,422 shares were purchased by employees from contributions made during 1997.

Certain Pro Forma Disclosures

As discussed above, the Company has three-stock-based compensation plans: the 1994 Stock Purchase and Option Plan, the 1997 Stock Incentive Plan, and the Employee Share Purchase Plan. The Company accounts for these plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," which established a fair value based method of accounting for employee stock option plans and share purchase plans. FAS 123 provides for the disclosure of the value of compensation associated with options held by participants, based on a fair value methodology. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant and/or purchase dates, as prescribed by FAS 123, the Company's pro forma net income and pro forma net earnings per common and common equivalent share would have been as follows:



                                                      Year Ended          Year Ended          Year Ended
                                               December 31, 1997   December 31, 1996   December 31, 1995
                                               -----------------   -----------------   -----------------

     Net income                                           $9,332             $15,339              $6,254
     Pro forma net income                                 $3,958             $10,109              $3,496

     Basic earnings per common share                       $0.54               $0.91               $0.42
     Pro forma basic earnings per common share             $0.23               $0.60               $0.24

     Diluted earnings per common
       and common equivalent share                         $0.53               $0.87               $0.40
     Pro forma diluted earnings per common
       and common equivalent share                         $0.22               $0.57               $0.23



Stock option plans. For the purpose of the FAS 123 pro forma disclosures, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during 1997, 1996, and 1995: dividend yield of 0.0% for all years; volatility of 54% for 1997 and 190% for 1996 and 1995 and risk-free interest rates of 5.7% to 6.5%, 5.2% to 6.7%, and 5.5% to 5.8% for options granted during 1997, 1996 and 1995, respectively. The Company has estimated an expected option term of five years for options granted during each of the three years.

Employee Share Purchase Plan. For the purpose of the FAS 123 pro forma disclosures, the fair value of the employees' purchase rights was estimated using the Black-Scholes model using the same assumptions as stated above in determining the fair value of options granted under the Company's stock option plans. Based on the valuation model which considers such factors, the weighted average valuation of these purchase rights granted during 1997 and 1996 was $8.55 and $17.20 respectively.

Because additional option grants and share purchases are expected to be made in future years, the above pro forma disclosures are not representative of pro forma effects on reported net income for future years.

NOTE 12.  FEDERAL INCOME TAXES

Income taxes have been provided as follows:

                                                      Year Ended         Year Ended           Year Ended
                                               December 31, 1997   December 31, 1996   December 31, 1995
                                               -----------------   -----------------   -----------------
Current Income Tax (Expense) Benefit
U.S. federal tax (expense) benefit                      $(7,475)             $(2,030)             $1,363
Foreign tax expense                                        (460)              (1,996)             (1,862)
                                                   ------------        --------------     ---------------
Total current tax expense                                (7,935)              (4,026)               (499)
Deferred Income Tax (Expense) Benefit                     2,896               (4,233)             (3,619)
                                                   -------------       --------------     --------------
Total income tax (expense)                              $(5,039)             $(8,259)            $(4,118)
                                                   -------------       --------------     --------------

Significant components of the Company's deferred tax assets and liabilities included in the provisions referred to above are as follows:

                                                    December 31, 1997       December 31, 1996
                                                    -----------------       -----------------
Deferred Tax Assets:
Property, plant and equipment                                  $1,055                  $2,175
Accrued product upgrades and service updates                      686                     864
Restructuring and special charges                                 295                     541
Accrued pension liability                                         538                     791
Vacation liability                                                621                     439
Warranty accrual                                                  445                     397
Accounts receivable allowance                                     277                     196
Subpart F income                                                  450                     463
Other                                                             750                     210
                                                       --------------           -------------
Total deferred tax assets                                       5,117                   6,076
                                                       --------------           -------------


Deferred Tax Liabilities:
Inventories                                                      (540)                 (4,395)
                                                       ---------------          -------------

Net deferred taxes                                             $4,577                  $1,681
                                                       --------------           -------------

At December 31, 1997 and 1996 the Company has not provided a valuation allowance against its deferred tax assets because the Company believes it is more likely than not that the assets will be realized.

A reconciliation of income taxes computed at federal statutory rates to the reported income tax expense is as follows:

                                                      Year Ended          Year Ended          Year Ended
                                               December 31, 1997   December 31, 1996   December 31, 1995
                                               -----------------   -----------------   -----------------
Income tax expense computed at
   federal statutory tax rates                          $(5,030)            $(8,259)            $(4,023)
Permanent differences                                       (99)               (181)               (286)
State taxes, net of federal tax expense                    (307)               (433)               (190)
Research tax credit                                          330                 181                 210
Effect of international operations                            87                 167                 171
Other                                                       (20)                 266
                                                   -------------       -------------       -------------

Income tax expense                                      $(5,039)            $(8,259)            $(4,118)
                                                   -------------       -------------      --------------

                                      -35-

Pretax income for the periods presented was taxed under the following jurisdictions:

                                                          Year Ended          Year Ended          Year Ended
                                                   December 31, 1997   December 31, 1996  December 31, 1995
                                                   -----------------   -----------------  -----------------

Domestic                                                     $13,056             $20,813              $9,151
Foreign                                                        1,315               2,785               2,681
                                                       -------------       -------------      --------------
Total pretax income                                          $14,371             $23,598             $11,832
                                                       -------------       -------------      --------------




NOTE 13.  EMPLOYEE BENEFIT PLANS

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

Net pension expense for the U.S. retirement plan includes the following components:

                                                      Year Ended          Year Ended          Year Ended
                                               December 31, 1997   December 31, 1996  December 31, 1995
                                               -----------------   -----------------  -----------------

Service costs-benefits earned during the period             $214                 $23                 $32
Interest cost on projected benefit obligation                787                 750                 359
Actual return on plan assets                              (1,364)             (1,564)               (876)
Net amortization and deferral                               (297)                106                (409)
Settlement gain                                                                                   (1,233)
Cost of special termination benefits                                                               1,806
                                                   -------------       -------------      --------------
Net pension benefit                                        $(660)              $(685)              $(321)
                                                   --------------      --------------     ---------------

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

The following table sets forth the funded status and amounts recognized in the accompanying financial statements:

                                                    December 31, 1997       December 31, 1996
                                                    -----------------       -----------------
Actuarial present value of benefit obligations:
Vested benefit obligation                                     $11,666                  $9,976
Nonvested benefit obligation                                      345                     313
                                                       --------------           -------------

Accumulated benefit obligation                                $12,011                 $10,289
                                                       --------------           -------------

Plan assets at fair value                                     $18,751                 $15,910
Projected benefit obligation                                  (12,011)                (10,289)
                                                       ---------------          --------------
Plan assets in excess of projected
   benefit obligation                                           6,740                   5,621
Unrecognized prior service cost                                (6,394)                 (6,796)
Unrecognized net asset arising at transition                    1,057                   1,162
Unrecognized net gain (loss)                                   (2,454)                (1,698)
                                                       ---------------          -------------

Unfunded pension obligation                                   $(1,051)                $(1,711)
                                                       ---------------          --------------



The assumptions used in the actuarial computations are as follows:

                                                    December 31, 1997       December 31, 1996
                                                    -----------------       -----------------
Discount rate                                                   7.25%                    7.5%
Expected long-term rate of return on plan assets                 8.5%                    8.0%



Team Savings Plan

The Company also has defined contribution savings plans that cover eligible employees worldwide. Participation in a given plan is dependent upon the country in which the participant is employed. Certain employees are eligible to participate in the plans. The purpose of the plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Contributions to the plans are determined by the Company based on employee contributions and the level of the Company match. Company contributions to the plans were as follows:


Year ended December 31, 1995                                     $703
Year ended December 31, 1996                                     $405
Year Ended December 31, 1997                                     $423


NOTE 14.  GEOGRAPHICAL INFORMATION


                                                            Year Ended              Year Ended            Year Ended
                                                     December 31, 1997       December 31, 1996     December 31, 1995
                                                     -----------------       -----------------     -----------------
Net Sales
United States sales to domestic customers                     $123,914                $127,808              $107,460
United States sales to foreign customers                        10,742                  10,120                 9,734
Transfers to foreign subsidiaries                               11,273                   9,323                 8,491
                                                         -------------           -------------          ------------
Total United States sales                                      145,929                 147,251               125,685
International sales                                             40,655                  35,237                31,508

Eliminations                                                   (11,273)                 (9,323)               (8,491)
                                                         -------------           -------------          ------------
Net sales                                                     $175,311                $173,165              $148,702
                                                         -------------           -------------          ------------


Income Before Taxes

Domestic                                                       $13,056                 $20,813                $9,151
International                                                    4,082                   5,703                 5,319
Eliminations                                                    (2,767)                 (2,918)               (2,638)
                                                         -------------           -------------          ------------
Income before taxes                                            $14,371                 $23,598               $11,832
                                                         -------------           -------------          ------------


Total Assets

United States                                                  $81,457                 $70,591               $61,335
International                                                   25,969                  26,158                18,055
Eliminations                                                      (767)                   (887)                 (890)
                                                         -------------           --------------         ------------
Total assets                                                  $106,659                 $95,862               $78,500
                                                         -------------           -------------          ------------


Export sales were $10,742, $10,120 and $9,734 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, automobiles and equipment under various operating lease agreements. Total rent expense is as follows:

Year ended December 31, 1995                                   $1,539
Year ended December 31, 1996                                   $1,735
Year ended December 31, 1997                                   $3,011


Future minimum annual rental commitments on all operating leases at December 31, 1997 are as follows:

Year Ended December 31,
-----------------------
1998                                                           $3,180
1999                                                            1,629
2000                                                              360
2001                                                               11
2002                                                               --
Thereafter                                                         --
                                                             --------

Total future minimum annual rental commitments                 $5,180
                                                             --------

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

In November 1995, the Company initiated litigation in Washington State Court against Heartstream, Inc. ("Heartstream"), a company formed to develop, manufacture and market defibrillators, as well as certain individuals who were formerly employed by the Company and who are founders of and employees of Heartstream. The Company claimed that Heartstream and such individuals had, among other things, misappropriated certain of the Company's intellectual property and that such individuals breached contractual obligations to the Company. In addition, Heartstream initiated litigation against the Company in January 1997 alleging that the Company had infringed a Heartstream patent related to product self-test features. The Company filed an answer denying Heartstream's claims and alleged certain counterclaims against Heartstream for infringement of a Company self-test patent.

Effective as of October 10, 1997, the Company and Heartstream have entered into a settlement agreement under which the referenced lawsuits have been dismissed with prejudice and all outstanding claims between the parties have been settled on mutually acceptable terms. The terms of the settlement are confidential.

NOTE 16.  SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)


                                                                                1997
                                                     -----------------------------------------------------------
                                                       First           Second             Third           Fourth
                                                     -------          -------           -------          -------
Net sales                                            $40,727          $45,011           $44,109          $45,464

Gross margin                                          20,881           23,052            20,967           22,091

Operating expenses                                    16,105           17,825            18,397           18,741

Net income                                             2,653            2,983             1,379            2,317

Basic earnings per weighted average
  common share outstanding                             $0.16            $0.17             $0.08            $0.13

Diluted earnings per weighted average
  common share and common equivalent

  shares outstanding                                   $0.15            $0.17             $0.08            $0.13




                                                                                1996
                                                     -----------------------------------------------------------
                                                       First           Second             Third           Fourth
                                                     -------          -------           -------          -------

Net sales                                            $42,755          $42,923           $41,694          $45,793

Gross margin                                          21,323           22,208            21,553           23,721

Operating expenses                                    15,475           15,688            16,384           15,469

Net income                                             3,396            3,887             2,891            5,165

Basic earnings per weighted average
  common share outstanding                             $0.20            $0.23             $0.17            $0.30

Diluted earnings per weighted average
  common share and common equivalent

  shares outstanding                                   $0.19            $0.22             $0.16            $0.29



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

Richard O. Martin, has been Chairman of the Board and Chief Executive Officer of the Company since February 1997 and a Director of the Company since July 1994. Prior to that appointment, Dr. Martin was the President and Chief Executive Officer of the Company from July 1994 and prior thereto served as President of the Company's predecessor since April 1991. Prior to being named President of the Company's predecessor and since November 1989, Dr. Martin was a Vice President of SULZERmedica Inc., a medical device company specializing in implantable products. From January 1988 to November 1989, Dr. Martin was the President and Chief Operations Officer of Positron Corporation, a medical device company specializing in medical diagnostic imaging equipment. Dr. Martin also serves as a director of Encore Orthopedics, Inc., a designer and manufacturer of implantable orthopedic devices; of Maxxim Medical Inc., a designer, manufacturer and marketer of a diversified range of specialty medical products; of SeaMED Corporation, a designer and manufacturer of electromechanical products; and of CardioDynamics, Inc., a developer, manufacturer and marketer of non-invasive cardiac output systems. Dr. Martin is 58 years old.

Robert M. Guezuraga has been President and Chief Operating Officer of the Company since February 1997 and a Director of the Company since September 1994. Prior to this appointment, Mr. Guezuraga served as Executive Vice President, Chief Operating Officer and a Director of the Company from September 1994. From 1989 to September 1994, Mr. Guezuraga was the President, Chief Executive Officer and a director of Positron Corporation, a medical device company specializing in medical diagnostic imaging equipment. Mr. Guezuraga was previously employed by General Electric Company in various managerial positions in numerous operating divisions, including its medical systems business division. Mr. Guezuraga serves as a director of CPR Prompt, Inc. Mr. Guezuraga is 48 years old.

Joseph J. Caffarelli has been Executive Vice President and Chief Financial Officer of the Company since November 1994. From 1989 to November 1994, Mr. Caffarelli was the Executive Vice President and Chief Financial Officer of OECO Corporation, a diversified electronics manufacturer. Mr. Caffarelli was previously employed by General Electric Company in various financial management positions including positions in its manufacturing operations. Mr. Caffarelli is 52 years old.

V. Marc Droppert has been Executive Vice President-Law, Human Resources and Corporate Affairs and Secretary of the Company since February 1997. Prior to this appointment, Mr. Droppert served as Senior Vice President-Law, Human Resources and Corporate Affairs and Secretary of the Company from December 1994. From April 1993 to December 1994, Mr. Droppert was President of Virginia Mason Health Plan, a 40,000 member HMO, and Associate Administrator of Virginia Mason Medical Center. Mr. Droppert was previously employed as a consultant and by PACCAR Inc, a manufacturer of motor vehicles, in various legal and human resources positions. Mr. Droppert serves as a director of MEDMARC Mutual Insurance Company. Mr. Droppert is 46 years old.

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

Item 13. Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the headings "Election of Directors -Compensation Committee Interlocks and Insider Participation" and "Election of Directors - Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) Documents filed as a part of this report:

        1. Financial Statements. Reference is made to the Index to Consolidated Financial Statements and Supplementary Data included in Item 8 herein.

        2. Financial Statement Schedules. Reference is made to the Index to Consolidated Financial Statements and Supplementary Data included in Item 8 herein.

        3. Exhibits. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed below upon the payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

              Exhibit
              No.                                   Exhibit
              -------                               -------

              2.1        Stock Purchase Agreement, dated July 29, 1994, between
                         Eli Lilly and Physio Control Acquisition Corp. (1)

              3.1(i)     Restated Certificate of Incorporation of the Company.
                         (2)

              3.1(ii)    Amended and Restated By-laws of the Company. (2)

              3.2        Agreement and Plan of Merger. (3)

              3.2 (i)    Articles of Incorporation. (3)

              3.2 (ii)   Certificate of Merger. (3)

              3.2 (iii)  Articles of Merger. (3)

              4.1        Form of certificate representing shares of Common
                         Stock, par value $0.01 per share.(1)

              4.2        Registration Rights Agreement, dated July 29, 1994,
                         among the Company and the stockholders named therein.
                         (1)

              4.3        Stockholders Agreement, dated July 29, 1994, among the
                         Company and the stockholders named therein. (1)

              10.1       Credit Agreement dated July 29, 1994, between the
                         Company, the banks named therein and Creditanstalt-
                         Bankverein, as administrative agent. (1)

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

              10.7 Management Advisory Agreement, dated July 29, 1994, between the Company and Bain Capital, Inc. (1)

              10.8       Physio-Control International Corporation 1996 Stock
                         Incentive Plan. (2)*

              10.9       Indemnification Agreement between the Company and its directors and executive officers. (2)*

              10.10      Physio-Control International Corporation Employee Share Purchase Plan. (2)*

              10.11      Letter, dated October 18, 1994, to Joseph J. Caffarelli regarding severance arrangement.(1)*

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

              10.16      Release Agreement, dated June 3, 1997, between Physio-Control International Corporation,
                         Physio-Control Corporation and Creditanstalt-Bankverein. (3)

              10.17      Credit Agreement, dated June 3, 1997, by and among Physio-Control Corporation, certain banks and Bank of America, National Trust and Savings Association, as
                         administrative agent. (3)

              10.18      Commercial security agreement, dated June 3, 1997, between Physio-Control Corporation and Bank of America, National Trust and Savings Association, as administrative agent. (3)

              10.19      Commercial Security Agreement, dated June 3, 1997, between Physio-Control Manufacturing
                         Corporation and Bank of America National Trust and Savings Association,
                         as administrative agent. (3)

              10.20      Amended and Restated 1997 Stock and Incentive Plan. (Incorporated by Reference to the
                         Company's Annual Proxy Statement filed with the Securities and Exchange
                         Commission in April, 1997.)

              10.21      Termination Agreement for Messrs. Martin, Guezuraga, Caffarelli and Droppert
                         (all substantially in the form attached as Exhibit 10.21 except that the "blank" in paragraph 6(a) is completed by "two and one-half," "two and one-half," "one and one-half", and
                         "one," respectively.

              21.1       Subsidiaries of the Company.

              23.1       Consent of Price Waterhouse LLP.

              24.1       Power of Attorney for 1995 Annual Report on Form 10-K. (2)

              27.1       Financial Data Schedule for Fiscal Year ended December 31, 1997.

              27.2       Financial Data Schedule for Quarters 1, 2, 3 and Year ended December 31, 1996.

              27.3       Financial Data Schedule for Quarters 1, 2, 3 of Fiscal Year 1997.

              ---------------
              (1) Incorporated herein by reference to the same numbered exhibit filed with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-1, as amended (Registration No. 33-98856), as declared effective by the Commission on December 12, 1995.

              (2) Incorporated herein by reference to the same numbered exhibit filed with the Securities and Exchange Commission as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

              (3) Incorporated herein by reference to the same numbered exhibit filed with the Securities and Exchange Commission as part of the Company's Report on Form 10Q for the quarter ended June 30, 1997.

               * Denotes a management contract or compensatory plan or arrangement required to be filed with this Form 10-K pursuant to Item 14(c) of Form 10-K.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 1998.

                                       PHYSIO-CONTROL INTERNATIONAL CORPORATION

                                            By        /s/ Joseph J. Caffarelli
                                              --------------------------------
                                                       Joseph J. Caffarelli
                                                   Executive Vice President and
                                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 30th day of March, 1998.


                         Signature                                                 Capacity

                   /s/ Richard O. Martin
              -----------------------------                   Chairman of the Board, Chief Executive Officer
                     Richard O. Martin                        and Director (Principal Executive Officer)

                  /s/ Robert M. Guezuraga
              -----------------------------                   President, Chief Operating Officer and Director
                    Robert M. Guezuraga

                 /s/ Joseph J. Caffarelli
              -----------------------------                   Executive Vice President and Chief Financial Officer
                   Joseph J. Caffarelli                       (Principal Financial Officer and Principal
                                                              Accounting Officer)


                   /s/ V. Marc Droppert
              -----------------------------                   Executive Vice President-Law, Human Resources
                     V. Marc Droppert                         and Corporate Affairs and Secretary


                  /s/ Stephen G. Pagliuca
              -----------------------------                   Director
                    Stephen G. Pagliuca


                   /s/ Ronald W. Dollens
              -----------------------------                   Director
                     Ronald W. Dollens


                   /s/ Robert A. Sandler
              -----------------------------                   Director
                     Robert A. Sandler


                    /s/ Robert C. Gay
              -----------------------------                   Director
                       Robert C. Gay


                   /s/ John J. O'Malley
              -----------------------------                   Director
                     John J. O'Malley


                                       Report of Independent Accountants on
                                            Financial Statement Schedule



To the Board of Directors and Stockholders of Physio-Control
International Corporation


Our audit of the Physio-Control International Corporation consolidated financial statements referred to in our report dated January 27, 1998, appearing on page 21 of this Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

Price Waterhouse LLP
Seattle, Washington
January 27, 1998

PHYSIO-CONTROL INTERNATIONAL CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT AND RESERVES

(dollars in thousands)
-----------------------------------------------------------------------------


                                                Balance at    Charge to Costs                       Balance at
                                       Beginning of Period       and Expenses      Deductions    End of Period
                                       -------------------    ---------------      ---------     -------------

Year ended December 31, 1997
Allowance for doubtful accounts               $  766              $  282           $  (293)          $  755
Inventory Allowances                           2,494                 838            (1,180)           2,152

Year ended December 31, 1996
Allowance for doubtful accounts                  649                 280              (163)             766
Inventory Allowances                           3,687               4,513            (5,706)           2,494

Year ended December 31, 1995
Allowance for doubtful accounts                  918                 673              (942)             649
Inventory Allowances                           1,778               6,981            (5,072)           3,687


                        Consent of Independent Accounts


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-00248 and 333-00640) of Physio-Control International Corporation of our reports dated January 27, 1998, appearing on page 21 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 47 of this Form 10-K.


Price Waterhouse LLP
Seattle, Washington
March 27, 1998