Form 10-Q
period 1998-03-31
PHYSIO CONTROL INTERNATIONAL CORP \DE\
filed 1998-05-14
CIK 1003088

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


FOR THE QUARTERLY PERIOD ENDED                     COMMISSION FILE NUMBER:
        MARCH 31, 1998                                     0-27242





                             _________________________

                      PHYSIO-CONTROL INTERNATIONAL CORPORATION
               (Exact name of registrant as specified in its charter)


        WASHINGTON                                               91-1673799
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

     As of April 20, 1998, there were 17,634,508 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                      1

--------------------------------------------------------------------------------


                                     FORM 10-Q
                                   MARCH 31, 1998

                                        INDEX                                   PAGE
                                        -----                                   ----
PART I.   FINANCIAL INFORMATION

     ITEM 1.   Consolidated Financial Statements

            -  Consolidated Balance Sheets as of March 31, 1998
               and December 31, 1997  . . . . . . . . . . . . . . . . . . . . .   3

            -  Consolidated Statements of Earnings for the three months
               ended March 31, 1998 and 1997  . . . . . . . . . . . . . . . . .   4

            -  Consolidated Statement of Changes in Stockholders' Equity
               for the three months ended March 31, 1998  . . . . . . . . . . .   5

            -  Consolidated Statements of Cash Flows for the three months
               ended March 31, 1998 and 1997  . . . . . . . . . . . . . . . . .   6

            -  Notes to Consolidated Financial Statements   . . . . . . . . . .   7

     ITEM 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations  . . . . . . . . . . . . . . . . . . . . .   9


PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  12

     ITEM 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .   12

                                      2

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                  MARCH 31, 1998      DECEMBER 31, 1997
                                                  --------------      -----------------
                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                               $3,457                 $4,340
Accounts receivable, net                                42,717                 39,161
Inventories, net                                        40,775                 38,711
Prepaid expense                                          1,385                  1,237
Prepaid income tax                                         358
Deferred income tax                                      2,463                  2,463
                                                   -----------             ----------
   Total current assets                                 91,155                 85,912
                                                   -----------             ----------
NONCURRENT ASSETS
Other assets                                             1,233                  1,281
Deferred income tax                                      2,114                  2,114
Property, plant and equipment, net                      18,158                 17,352
                                                   -----------             ----------
TOTAL ASSETS                                          $112,660               $106,659
                                                   -----------             ----------
                                                   -----------             ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                       $15,649                $14,630
Accrued liabilities                                     16,546                 17,103
Current portion of long-term debt                        1,000                  1,000
Income tax payable                                                              1,140
                                                   -----------             ----------
   Total current liabilities                            33,195                 33,873
                                                   -----------             ----------
NONCURRENT LIABILITIES
Long-term debt                                          16,531                 15,531
Unfunded pension obligation                                901                  1,051
                                                   -----------             ----------
   Total noncurrent liabilities                         17,432                 16,582
                                                   -----------             ----------
Commitments and contingencies  (Note 4)

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, no shares issued or outstanding

Common stock, voting, par value $0.01 per share,
  40,000,000 shares authorized; 17,628,512 and
  17,300,840 shares issued and outstanding,               176                    173
  respectively
Additional paid-in capital                             31,587                 28,627
Retained earnings                                      30,246                 27,430
Accumulated other comprehensive income                     24                    (26)
                                                   -----------             ----------
   Total stockholders' equity                          62,033                 56,204
                                                   -----------             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $112,660               $106,659
                                                   -----------             ----------
                                                   -----------             ----------

 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
 ................................................................................

                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                          MARCH 31, 1998        MARCH 31, 1997
                                       -----------------      ----------------
Net sales                                        $43,968               $40,727
Cost of sales                                     21,183                19,846
                                       -----------------      ----------------
   Gross margin                                   22,785                20,881
                                       -----------------      ----------------

Research and development                           4,951                 5,237
Sales and marketing                               10,149                 8,854
General and administrative                         3,133                 2,014
                                       -----------------      ----------------
   Operating expense                              18,233                16,105
                                       -----------------      ----------------

Interest expense                                    (414)                 (459)
Other income (expense), net                          194                  (236)
                                       -----------------      ----------------
   Other expense                                    (220)                 (695)
                                       -----------------      ----------------

Income before income taxes                         4,332                 4,081
Income tax expense                                (1,516)               (1,428)
                                       -----------------      ----------------

NET EARNINGS                                      $2,816                $2,653
                                       -----------------      ----------------
                                       -----------------      ----------------




Basic earnings per common share                   $0.16                 $0.16
Weighted average common shares
  outstanding                                17,432,445            17,084,124

Diluted earnings per common and
  common equivalent share                         $0.16                 $0.15
Weighted average number of common and
  common equivalent shares outstanding       17,917,751            17,747,189

 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
 ................................................................................

                                                                                       ACCUMULATED
                                                   COMMON STOCK  ADDITIONAL               OTHER
                                                     (VOTING)     PAID-IN    RETAINED  COMPREHENSIVE
                                         SHARES       DOLLARS     CAPITAL    EARNINGS     INCOME      TOTAL
                                        --------      -------     -------    --------     ------     --------
BALANCE AT DECEMBER 31, 1997          17,300,840         $173     $28,627    $27,430       $(26)      $56,204

Issuance of common shares                 61,766            1         818                                 819

Stock issued upon exercise
  of options                             265,906            2         701                                 703

Income tax benefit from
  exercise of stock options                                         1,441                               1,441

Comprehensive income:
  Net earnings                                                                 2,816
  Other comprehensive income
    Foreign currency translation
       adjustments
                                                                                             50
Comprehensive income                                                                                    2,866
                                      ----------   ----------   ---------   ---------   --------   ----------
BALANCE AT MARCH 31, 1998             17,628,512         $176     $31,587     $30,246        $24      $62,033
                                      ----------   ----------   ---------   ---------   --------   ----------
                                      ----------   ----------   ---------   ---------   --------   ----------

 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
 (UNAUDITED)
 ................................................................................

                                                       THREE MONTHS ENDED       THREE MONTHS ENDED
                                                         MARCH 31, 1998           MARCH 31, 1997
                                                         --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                     $2,816                   $2,653
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization                                       853                      421
(Increase) decrease in receivables                               (3,556)                     682
(Increase) decrease in inventories                               (2,064)                  (3,032)
Decrease in prepaid income taxes                                                             856
Increase in prepaid expense and other assets                       (505)                    (443)
Increase (decrease) in accounts payable                           1,019                    2,106
Decrease in taxes payable                                        (1,140)
Decrease in accrued and other liabilities                          (707)                  (3,056)
                                                         --------------           --------------

Net cash provided by (used in) operating activities              (3,284)                     187
                                                         --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                       (1,612)                  (1,732)
                                                         --------------           --------------
Net cash used in investing activities                            (1,612)                  (1,732)
                                                         --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving debt                                  15,106                   14,862
Repayments on revolving debt                                    (14,106)                 (13,757)
Net proceeds from issuance of common stock                        1,522                    1,324
Income tax benefit from issuance of common stock                  1,441                      428
                                                         --------------           --------------

Net cash provided by financing activities                         3,963                    2,857
                                                         --------------           --------------

Effect of foreign currency translation                               50                     (324)
                                                         --------------           --------------

Net increase (decrease) in cash and cash equivalents               (883)                     988
Cash and cash equivalents at beginning of period                  4,340                    3,336
                                                         --------------           --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $3,457                   $4,324
                                                         --------------           --------------

 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
 ................................................................................

NOTE 1.  GENERAL

The consolidated financial statements as of March 31, 1998 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

Basic earnings per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the periods. Diluted earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, including options computed using the treasury stock method. All earnings per common share amounts from prior periods have been restated to conform with current period presentation.

The difference between the weighted average number of common shares outstanding used to calculate basic earnings per share and the weighted average number of common and the weighted average number of common and common equivalent shares outstanding used to calculate diluted earnings per share is the incremental shares attributed to outstanding options to purchase common stock computed using the treasury stock method.


                                      THREE MONTHS ENDED       THREE MONTHS ENDED
                                         MARCH 31, 1998          MARCH 31, 1997
                                         --------------          --------------
Weighted average number of common
  shares outstanding                      17,432,445              17,084,124
Effect of dilutive options                   485,306                 663,065
                                          ----------              ----------
Weighted average number of common and
  common equivalent shares outstanding    17,917,751              17,747,189
                                          ----------              ----------
                                          ----------              ----------

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income, " in June 1997. This statement establishes new standards for reporting and displaying comprehensive income in the financial statements. In addition to net income, comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted this standard as of March 31, 1998.

--------------------------------------------------------------------------------
NOTE 3.  INVENTORIES

Inventories consist of the following:

                                            MARCH 31, 1998       DECEMBER 31, 1997
                                            --------------       -----------------
Finished products                                  $22,965                 $22,665
Purchased parts and assemblies in process           10,406                   7,544
Service parts                                        9,938                  10,654
                                            --------------       -----------------
                                                    43,309                  40,863
Less inventory allowances                           (2,534)                 (2,152)
                                            --------------       -----------------
TOTAL INVENTORIES                                  $40,775                 $38,711
                                            --------------       -----------------
                                            --------------       -----------------

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

As disclosed in the Company's Annual Report on Form 10(K) for the year ended December 31, 1997, the Company and Heartstream, Inc. ("Heartstream") entered into a settlement agreement during October 1997. The settlement agreement dismissed with prejudice all previous lawsuits and claims between the Company and Heartstream. During May 1998, Heartstream initiated litigation against the Company that contends the Company violated the terms of the October 1997 settlement agreement. The Company had previously sent correspondence to Heartstream regarding violations of the Settlement Agreement by Heartstream, and has received no other response from Heartstream. The Company strongly believes that it has complied with the agreement and intends to vigorously defend itself against such claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

This Management Discussion and Analysis of Financial Condition and Results of Operation may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements due to many factors, including but not limited to, the effect of general economic conditions, including without limitation those in Asia/Pacific, the impact of competitive products and pricing, customer demand, product development, commercialization and technological difficulties, U.S. and foreign regulatory requirements, the effects of accounting policies and financing requirements, and other such risks and factors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

The Company reported worldwide sales of $44.0 million for the first quarter of 1998, reflecting an increase of $3.2 million or 8% from the comparable 1997 quarter. The increase was driven by higher demand for the Company's recently introduced LIFEPAK-Registered Trademark- 12 products as described below. For the three months ended March 31, 1998, domestic sales aggregated $31.8 million, up 7% compared to $29.6 million during the prior year period. International sales of $12.2 million were up 10% from the first three months of 1997 as sales volume growth resulting from LIFEPAK 12 shipments was only partly offset by a 6% decline from unfavorable European currency movements. International sales increases are attributed to a strong performance in France, Germany and Sweden while revenues in Latin America more than doubled. Worldwide equipment sales of $26.5 million remained consistent with the prior year quarter. Worldwide service and supplies revenue of $17.4 million increased 19% from the comparable prior year period. Supplies (disposable and accessories) revenue of $9.8 million increased 27% from 1997 due to higher sales of distributed goods (training materials and portable monitors in Europe) and strong demand for the Company's disposable products, primarily electrodes. Service revenue increased 11% from the comparable 1997 quarter. Revenues in the domestic hospital and out-of-hospital market segments both experienced growth in the current 1998 quarter, with hospital sales up 2% and out-of-hospital sales up 3% when compared to first quarter 1997 revenues.

The Company obtained U.S. Food and Drug Administration approval under Section 510(k) in January 1998 for LIFEPAK 12 defibrillator/monitor products. Shipments of the new LIFEPAK 12 products commenced during March 1998 and have been well received within the market due to its size, therapeutic and diagnostic functions and flexibility of use by both out-of-hospital and hospital users.

Gross margin of $22.8 million (51.8%) increased $1.9 million during the current quarter from $20.9 million (51.3%) reported in 1997. The increase in gross margin was driven by a favorable product mix, including LIFEPAK 12 product sales, partly offset by the impact of aggressive pricing in international markets to help counteract the effect of the strong U.S. dollar.

Research and development ("R&D") expenditures totaled $5.0 million during the current quarter representing a decrease of $0.3 million from the comparable 1997 quarter. As a percentage of sales, R&D expenses decreased from 13% in the 1997 quarter to 11% during the 1998 quarter. R&D expenditures decreased due to lower LIFEPAK 12 product development expenditures. The Company has and will continue to invest in R&D activity, to meet its commitments to additional product development projects and to conduct ongoing research for future products and technology.

Sales and marketing expenditures of $10.2 million increased 15% during 1998 from the comparable 1997 quarter. The increase resulted from enhanced sales and marketing efforts associated with the introduction and launch of the Company's new LIFEPAK 12 products. In addition, the Company has expanded its direct sales force by adding more sales representatives in the field, completed a territory realignment, as well as modified its commission program so that commission rates are more even

--------------------------------------------------------------------------------

throughout the year, which impacted total commission expense during the first quarter of 1998. The Company continues to commit resources to develop innovative marketing strategies and gain marketshare.

General and administrative ("G&A") expenditures of $3.1 million increased $1.1 million from the comparable 1997 quarter and as a percentage of sales, G&A expenses increased to 7% during the current quarter compared to 5% in the comparable 1997 quarter. The increase is attributable to higher depreciation expense related to the Company's new computer system completed at the end of the comparable 1997 quarter and 1998 bonus accruals. In addition, international G&A expenses also increased $0.3 million due to expansion of the European communication network and tax consulting work.

Other expense includes interest expense on bank borrowings and other income. The comparable 1997 quarter includes unfavorable exchange losses and loss upon disposition of assets. The current quarter does not reflect any material amounts related to these transaction types but does include miscellaneous, non-operating income.

As a result of the above factors, net earnings for the first quarter of 1998 were $2.8 million or $0.16 per share (basic and diluted), an increase of $0.2 million or 6% from the comparable 1997 quarter.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1998, the Company used $3.3 million in cash to finance operations compared with $0.2 million of cash provided by operations in the comparable 1997 quarter. During the current quarter, cash generated from net income was primarily offset by an increase in inventories and trade accounts receivable and a reduction in income taxes payable.

Cash used for investing activities during the three months ended March 31, 1998 totaled $1.6 million. Capital expenditures during the quarter included manufacturing and engineering equipment related to LIFEPAK 12 products as well as additional computer equipment. The Company does not have any capital commitments outside the ordinary course of business. The Company's principal working capital requirements are financing accounts receivable and inventories. At March 31, 1998, the Company had net working capital of $57.8 million, including accounts receivable of $42.7 million, inventories of $40.8 million, accounts payable of $15.6 million, and other accruals totaling $16.5 million.

The Company obtains its financing for operations through the use of a $30.0 million revolving bank credit facility (the "Agreement") of which up to $5.0 million may be used for issuance of standby letters of credit. The Agreement matures during May 2000. Interest on advances under the Agreement bear interest at the borrower's option, at either (i) LIBOR plus 0.5% or (ii) the reference rate (the higher of the lender's prime rate or federal funds rate plus 1%) or (iii) quoted rate (rate quoted by lender and accepted by borrower plus 0.5%). Such rates are subject to increase in the event that the Company does not meet the fixed charge coverage ratio as defined in the Agreement.

At March 31, 1998, the interest rate on drawings under the Agreement was 6.7% and the outstanding balance on the Agreement was $15.0 million. At March 31, 1998, $14.9 million was available for future borrowings, after consideration of outstanding letters of credit of $0.1 million. The Agreement is secured by a first priority security interest in and lien on all of the accounts receivable and inventories of the Company (located in the United States) and is guaranteed by all material subsidiaries.

The Company has subordinated notes payable to Lilly in connection with the acquisition of certain foreign assets. Notes with a principal balance of $1.5 million mature on January 31, 2001 and bear interest at LIBOR plus 3.25%. An additional note payable with a principal balance of $1.0 million matures November 15, 1998 and bears interest at LIBOR plus 3.0%.

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

Approximately 28% of the Company's sales in the first quarter of 1998 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its sales.
Certain of the Company's international receivables are denominated in foreign currency and exchange rate fluctuations impact the carrying value of these receivables. The Company has elected to hedge certain assets denominated in foreign currency with the purchase of forward contracts. Historically, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations and, together with certain hedging activities, the Company does not expect such fluctuations to be material in the foreseeable future.

YEAR 2000

The Company has begun to review the impact of the Year 2000 upon its business environment and business products. The Company has recently completed a successful transition to a new, fully integrated, computer system with a heavy emphasis in the manufacturing process. The transition also included migration to a PC based, network environment. The new manufacturing and financial modules within the system are designed to deal with the Year 2000. The Company's European computer system, currently used for administrative purposes, is scheduled for a modest software upgrade that is Year 2000 compliant. This upgrade is scheduled for the beginning of 1999. Based on its initial assessment, the Company does not believe the software in the Company's products currently in the marketplace will be materially affected by the Year 2000. The Company has not yet determined the full effect this event may have on its customers, suppliers, and other business partners.

RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact, if any, this statement will have on disclosures in the consolidated financial statements.

EFFECT OF INFLATION

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the past several years.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

As disclosed in the Company's Annual Report on Form 10(K) for the year ended December 31, 1997, the Company and Heartstream, Inc. ("Heartstream") entered into a settlement agreement during October 1997. The settlement agreement dismissed with prejudice all previous lawsuits and claims between the Company and Heartstream. During May 1998, Heartstream initiated litigation against the Company that contends the Company violated the terms of the October 1997 settlement agreement. The Company had previously sent correspondence to Heartstream regarding violations of the Settlement Agreement by Heartstream, and has received no other response from Heartstream. The Company strongly believes that it has complied with the agreement and intends to vigorously defend itself against such claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


Exhibit No.      Description of Exhibit
-----------      ----------------------
27.1             Financial Data Schedule



No reports on Form 8-K were filed during the quarter ended March 31, 1998.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: May 1, 1998
                                       PHYSIO-CONTROL INTERNATIONAL CORPORATION


                                       By    /s/ Joseph J. Caffarelli
                                          --------------------------------
                                       Joseph J. Caffarelli
                                       Executive Vice President and
                                       Chief Financial Officer