Form 10-Q
period 1998-06-30
PHYSIO CONTROL INTERNATIONAL CORP \DE\
filed 1998-08-14
CIK 1003088

------------------------------------------------------------------------------
------------------------------------------------------------------------------


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

FOR THE QUARTER ENDED JUNE 30, 1998           COMMISSION FILE NUMBER: 0-27242

                              ------------------

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

     As of July 28, 1998, there were 17,724,094 shares of the Registrant's Common Stock outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

------------------------------------------------------------------------------


                                   Form 10-Q
                                 June 30, 1998


                              Index                                  Page
                              -----                                  ----
PART I.      FINANCIAL INFORMATION

  ITEM 1.    Consolidated Financial Statements

             -  Consolidated Balance Sheets as of June 30, 1998
                    and December 31, 1997.............................  3

             - Consolidated Statements of Earnings for the three
                    and six months ended June 30, 1998 and 1997.......  4

             -  Consolidated Statement of Changes in Stockholders'
                    Equity for the six months ended June 30, 1998.....  5

             - Consolidated Statements of Cash Flows for the six
                    months ended June 30, 1998 and 1997...............  6

             -  Notes to Consolidated Financial Statements............  7

  ITEM 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................  9


PART II.     OTHER INFORMATION

  ITEM 1.    Legal Proceedings........................................ 12

  ITEM 4.    Submission of Matters to a Vote of Security Holders...... 12

  ITEM 6.    Exhibits and Reports on Form 8-K......................... 12


PART 1.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------------------


                                                    JUNE 30, 1998    DECEMBER 31, 1997
                                                    -------------    -----------------
                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                $  4,291       $  4,340
Accounts receivable, net                                   47,945         39,161
Inventories, net                                           41,080         38,711
Prepaid expense                                             1,233          1,237
Deferred income tax                                         2,463          2,463
                                                         --------       --------
 Total current assets                                      97,012         85,912

NONCURRENT ASSETS
Other assets                                                1,936          1,281
Deferred income tax                                         2,114          2,114
Property, plant and equipment, net                         18,368         17,352
                                                         --------       --------
TOTAL ASSETS                                             $119,430       $106,659
                                                         --------       --------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                         $ 16,704       $ 14,630
Accrued liabilities                                        18,286         17,103
Current portion of long term debt                             ---          1,000
Income tax payable                                            450          1,140
                                                         --------       --------
 Total current liabilities                                 35,440         33,873
                                                         --------       --------

NONCURRENT LIABILITIES
Long-term  debt                                            16,281         15,531
Unfunded pension obligations                                  853          1,051
                                                         --------       --------
 Total noncurrent liabilities                              17,134         16,582
                                                         --------       --------
Commitments and contingencies (Note 4)


STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, 5,000,000
 shares authorized, no shares issued or outstanding
Common stock, voting, par value $0.01 per share,
 40,000,000 shares authorized; 17,722,021 and
 17,300,840 shares issued and outstanding, respectively       177            173
Additional paid-in capital                                 32,847         28,627
Retained earnings                                          33,952         27,430
Accumulated other comprehensive income                       (120)           (26)
                                                         --------       --------
 Total stockholders' equity                                66,856         56,204
                                                         --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $119,430       $106,659
                                                         --------       --------


 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
------------------------------------------------------------------------------


                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                         1998            1997           1998           1997
                                                      -----------    -----------    -----------    -----------
Net sales                                             $    49,280    $    45,011    $    93,248    $    85,738
Cost of sales                                              24,140         21,959         45,306         41,805
                                                      -----------    -----------    -----------    -----------
 Gross margin                                              25,140         23,052         47,942         43,933
                                                      -----------    -----------    -----------    -----------

Research and development                                    4,620          4,894          9,571         10,131
Sales and marketing                                        10,952         10,331         21,101         19,185
General and administrative                                  3,631          2,600          6,764          4,614
                                                      -----------    -----------    -----------    -----------
 Operating expense                                         19,203         17,825         37,436         33,930
                                                      -----------    -----------    -----------    -----------

Interest expense                                             (358)          (401)          (773)          (860)
Other income (expense), net                                   107           (236)           301           (472)
                                                      -----------    -----------    -----------    -----------
 Other expense                                               (251)          (637)          (472)        (1,332)
                                                      -----------    -----------    -----------    -----------

Income before income tax                                    5,686          4,590         10,034          8,671
Income tax expense                                         (1,996)        (1,607)        (3,512)        (3,035)
                                                      -----------    -----------    -----------    -----------

NET EARNINGS                                          $     3,690    $     2,983    $     6,522    $     5,636
                                                      -----------    -----------    -----------    -----------


Basic earnings per common share                       $      0.21    $      0.17    $      0.37    $      0.33
Weighted average common shares outstanding             17,690,105     17,190,749     17,560,559     17,137,436


Diluted earnings per common and
 common equivalent share                              $      0.20    $      0.17    $      0.36    $      0.32
Weighted average number of common and
 common equivalent shares outstanding                  18,480,587     17,629,730     18,351,041     17,539,627


 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
------------------------------------------------------------------------------


                                                                                            ACCUMULATED
                                           COMMON STOCK        ADDITIONAL                         OTHER
                                             (VOTING)             PAID-IN       RETAINED  COMPREHENSIVE
                                       SHARES       DOLLARS       CAPITAL       EARNINGS         INCOME     TOTAL
                                       ------       -------       -------       --------         ------     -----
BALANCE AT DECEMBER 31, 1997         17,300,840       $173        $28,627        $27,430         $  (26)   $56,204
Issuance of common shares                67,762          1            972                                      973
Stock issued upon exercise
   of options                           353,419          3          1,343                                    1,346
Income tax benefit from
   exercise of stock options                                        1,905                                    1,905
Comprehensive income:
   Net earnings                                                                    6,522
   Other comprehensive income:
      Foreign currency translation
         adjustments                                                                                (94)
Comprehensive income                                                                                         6,428
                                     ----------       ----        -------        -------          -----    -------
BALANCE AT JUNE 30, 1998             17,722,021       $177        $32,847        $33,952          $(120)   $66,856
                                     ----------       ----        -------        -------          -----    -------


 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
------------------------------------------------------------------------------


                                                         SIX MONTHS ENDED  SIX MONTHS ENDED
                                                           JUNE 30, 1998     JUNE 30, 1997
                                                           -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                  $  6,522       $  5,636
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Depreciation and amortization                                   1,749          1,136
Increase in receivables                                         (8,784)        (2,416)
Increase in inventories                                         (2,369)        (5,741)
Increase (decrease) in prepaid expense and other assets           (745)         2,952
Increase (decrease) in accounts payable                          2,074         (1,153)
Increase (decrease) in taxes payable                              (690)         2,280
Increase (decrease) in accrued and other liabilities               985         (3,051)
                                                              --------       --------
Net cash used in operating activities                           (1,258)          (357)
                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                      (2,671)        (2,928)
                                                              --------       --------
Net cash used in investing activities                           (2,671)        (2,928)
                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of current portion of long term debt                  (1,000)            --
Borrowings under revolving debt                                 33,891         27,679
Repayments under revolving debt                                (33,141)       (27,016)
Net proceeds from issuance of common stock                       2,319          1,542
Income tax benefit from exercise of
   stock options                                                 1,905            747
                                                              --------       --------
Net cash provided by financing activities                        3,974          2,952
                                                              --------       --------
Effect of foreign currency translation                             (94)          (261)
                                                              --------       --------
Net decrease in cash and cash equivalents                          (49)          (594)
                                                              --------       --------
Cash and cash equivalents at beginning of period                 4,340          3,336
                                                              --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  4,291       $  2,742
                                                              --------       --------


 ..........................................................................
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
NOTE 1.   GENERAL

The consolidated financial statements of Physio-Control International Corporation (the "Company") at June 30, 1998 and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

On June 29, 1998, the Company and Medtronic, Inc. ("Medtronic") announced the signing of a definitive merger agreement. Pursuant to the Agreement and Plan of Merger (the "Agreement") between Medtronic and the Company dated June 27, 1998, a wholly owned subsidiary of Medtronic will be merged with and into the Company (the "Merger") and the merged corporation will become a wholly-owned subsidiary of Medtronic. As a result of the merger, all shares of Physio capital stock issued and outstanding immediately prior to the Merger shall be canceled and converted automatically into the right to receive per share an amount equal to $27.50 payable in Medtronic common stock (using for this calculation the closing price of Medtronic common stock on the New York Stock Exchange for the 19 consecutive trading days ending on and including the trading day immediately preceding the effective time of the Merger).

The transaction is subject to conditions described in the Agreement, including the receipt of the requisite approval of the stockholders of the Company (at a meeting of the stockholders of the Company which is estimated to occur in the fall of 1998) and the expiration or termination of the applicable Hart-Scott-Rodino waiting period.

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


                                         THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED    SIX  MONTHS ENDED
                                              JUNE 30, 1998        JUNE 30, 1997      JUNE 30, 1998        JUNE 30, 1997
                                              -------------        -------------      -------------        -------------
Weighted average number of common shares
 outstanding                                     17,690,105           17,190,749         17,560,559          17,137,436
Effect of dilutive options                          790,482              438,981            790,482             402,191
                                                 ----------           ----------         ----------          ----------
Weighted average number of common and
 common equivalent shares outstanding            18,480,587           17,629,730         18,351,041          17,539,627
                                                 ----------           ----------         ----------          ----------


------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", in June 1997. This statement establishes new standards for reporting and displaying comprehensive income in the financial statements. In addition to net income, comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted this standard as of March 31, 1998.

NOTE 3.   INVENTORIES

Inventories consist of the following:


                                                   JUNE 30, 1998        DECEMBER 31, 1997
                                                   -------------        -----------------
Finished products                                        $24,157                  $22,665
Purchased parts and assemblies in process                 10,174                    7,544
Service parts                                             10,130                   10,654
                                                         -------                  -------
                                                          44,461                   40,863
Less inventory allowances                                  3,381                   (2,152)
                                                         -------                  -------
TOTAL INVENTORIES                                        $41,080                  $38,711
                                                         -------                  -------


NOTE 4:   COMMITMENTS AND CONTINGENCIES

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

As disclosed in the Company's Annual Report on Form 10(K) for the year ended December 31, 1997, the Company and Heartstream, Inc. ("Heartstream") entered into a settlement agreement during October 1997. The settlement agreement dismissed with prejudice all previous lawsuits and claims between the Company and Heartstream. During May 1998, Heartstream initiated litigation against the Company that contends the Company violated the terms of the October 1997 settlement agreement. The Company had previously sent correspondence to Heartstream regarding violations of the settlement agreement by Heartstream and has since filed a counter-claim against Heartstream. The Company intends to vigorously defend itself against Heartstream's claims and to pursue its claims against Heartstream.

------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 The Company reported worldwide sales of $49.3 million during the second quarter of 1998, an increase of $4.3 million or over 9% compared to the three months ended June 30, 1997. Domestic sales aggregated $37.3 million, up 20% from 1997, driven by strong demand for the LIFEPAK-Registered Trademark- 12 and LIFEPAK 500 products. International sales totaled $12.0 million, down 14% compared to $14.0 million in the prior year quarter due primarily to no counterpart to the 1997 $2.1 million shipment to Russia and a 3% decline from unfavorable European currency translation movements. In addition, Worldwide equipment sales of $31.7 million increased 9% from the comparable 1997 quarter, worldwide service revenue of $7.6 million increased 5% over the comparable 1997 period, and supplies (disposable and accessories) revenue of $10.0 million increased 16%.

During the second quarter of 1998, the Company reported worldwide product orders of $46.5 million, up $6.2 million or 16% from the comparable 1997 quarter. The increase in product orders is attributed to strong customer demand for LIFEPAK 12 products and LIFEPAK 500 automated external defibrillators (AEDs).

Gross margin of $25.1 million increased $2.1 million during the current quarter from the $23.1 million reported during the comparable 1997 quarter. As a percentage of sales, gross margin decreased to 51.0% from 51.2% during the same 1997 quarter. The decrease in gross margin was driven primarily by the Company's successful sales programs to stimulate customer trade-ins of older products on new products, and higher service parts costs. Research and development ("R&D") expenditures of $4.6 million decreased 6% during the current quarter from $4.9 million in the comparable 1997 quarter. As a percentage of sales, R&D expenses decreased to 9% from 11% during the comparable prior year due to the Company's development efforts in 1997 for the LIFEPAK 12 product platform. Sales and marketing expenditures of $11.0 million increased $0.6 million from the comparable 1997 quarter, but as a percentage of sales decreased to 22% from 23%. The increase in expense resulted primarily from an expansion of personnel in the domestic sales force and is supported by the increase in sales volume. General and administrative expenditures of $3.6 million increased from $2.6 million in the comparable 1997 quarter. The increase is mainly attributable to the 1998 bonus accruals.

Other expenses, including interest expense, totaled $0.3 million, a decrease from $0.6 million in the comparable 1997 period and included the favorable impact of other corporate income. Income tax expense of $2.0 million reflected an effective tax rate of 35%, which is consistent with the 1997 rate.

As a result of the above factors, net income for the second quarter of 1998 was $3.7 million, an increase of $0.7 million (24%) from the comparable 1997 quarter. Earnings per share totaled $0.20 (diluted) and $0.21 (basic) compared to $0.17 (basic and diluted) reported during 1997.

------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
The Company reported worldwide sales of $93.2 million during the six month period ended June 30, 1998, an increase of $7.5 million or 9% from the $85.7 million reported in the comparable 1997 period driven primarily by strong demand for LIFEPAK 12 and LIFEPAK 500 products. Domestic sales of $69.0 million were up $8.4 million, or 14% from the prior year period. International sales of $24.3 million, however, were down 4% or $0.9 million from the prior year period due to no counterpart to the significant 1997 Russian shipment and from unfavorable European currency translation movements. This was partially offset by the favorable impact of LIFEPAK 12 AND 500 sales. Worldwide equipment sales of $58.4 million increased 6% during the current six month period while worldwide service and supplies revenue totaled $34.9 million, an increase of 14% from the $30.5 million reported in 1997. The increase in equipment sales from the prior six month period was due primarily to the introduction of the LIFEPAK 12 products and continued acceptance of the LIFEPAK 500 product. The increase in service and supplies revenue was due primarily to growth in the Company's installed base of customers.

During the six months ended June 30, 1998, worldwide product orders totaled $85.0 million, an increase of $7.7 million or 10% over the comparable prior year period. Domestic orders were up 18% while international orders decreased 6%, mainly due to no counterpart to the 1997 Russian order.

Gross margin during the six months ended June 30, 1998 totaled $47.9 million, an increase of $4.0 million or 9% from the comparable prior year period. As a percentage of sales, gross margin increased from 51.2% during the prior year period to 51.4% in the current six months due primarily to a favorable mix in product sales, offset partially by trade-in programs and higher service costs during the second quarter of 1998.

R&D expenses for the six months ended June 30, 1998 were $9.6 million, a decrease of $0.6 million or 6% over the comparable prior year period. As a percentage of sales, R&D expenses decreased from 12% in the comparable 1997 period to 10% during the current year period. Sales and marketing expenditures of $21.1 million during the current six month period increased $1.9 million, or 10% from the comparable 1997 period. The increase was due to costs incurred for sales and marketing efforts aimed at introducing the Company's new LIFEPAK 12 product during the first quarter of 1998, as well as a planned expansion of the domestic sales force. As a percentage of sales, sales and marketing expenses remained essentially flat with the prior year period at approximately 23%. General and administrative expenditures of $6.7 million increased $2.1 million from the comparable prior year period due mainly to the 1998 employee bonus accrual and higher depreciation expense related to the Company's new computer system. As a percentage of sales, general and administrative expenses increased from 5% during the comparable prior year period to 7% during the current year period.

Other expenses, including interest expense, totaled $0.5 million, a decrease of $0.9 million from the prior year period and was driven primarily from the favorable impact related to other corporate income. Income tax expense of $3.5 million reflects an effective tax rate of 35% in both 1998 and 1997.

As a result of the above factors, net income for the six month period ended June 30, 1998 totaled $6.5 million, an increase of $0.9 million (16%) from the comparable 1997 period. Earnings per share totaled $0.36 (diluted) and $0.37 (basic) compared to $0.32 (diluted) and $0.33 (basic) reported during 1997.

------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company's liquidity by its ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds provided or used by operations, capital expenditures, levels of accounts receivable, inventories, accounts payable, as well as adequate lines of credit.

During the six months ended June 30, 1998, the Company used $1.2 million in cash to finance operations. The use of working capital funds was attributed to increased inventories as well as higher accounts receivables resulting from a significant higher sales volume during the six month time period.

Cash used in investing activities during the six months ended June 30, 1998 totaled $2.7 million and related to capital expenditures. Capital expenditures during the six month period ended June 30, 1998 primarily related to purchases of research and engineering equipment and tooling for new products as well as continued software enhancements. The Company does not have any capital commitments outside the ordinary course of business.
The Company's principal working capital requirements are financing accounts receivable and inventories. At June 30, 1998, the Company had net working capital of $61.5 million, consisting of accounts receivable of $47.9 million, inventories of $41.1 million, accounts payable of $16.7 million and accrued liabilities of $18.2 million.

The Company currently operates under a $30.0 million revolving bank credit facility (the Credit Agreement) of which up to $5.0 million may be used for issuance of standby letters of credit. The Credit Agreement matures May 2000 and bears interest at the borrower's option, at either (i) Libor plus 0.5% or
(ii) the reference rate (the higher of the lender's prime rate or federal funds rate plus 1%) or (iii) quoted rate (rate quoted by lender and accepted by borrower plus 0.5%). Such rates are subject to increase in the event that the Company does not meet the fixed charge coverage ratio as defined in the Credit Agreement. The Company is required to pay a commitment fee equal to 0.125% of the amount by which the available credit exceeds the outstanding advances on a quarterly basis. This rate is also subject to increase in the event that the Company does not meet the fixed charge coverage ratio as discussed above.

The Credit Agreement is secured by all of the accounts receivable and inventories of the Company located in the United States. The credit facility includes various affirmative and negative financial covenants which require, among other things, that the Company maintain a certain fixed charge coverage ratio, debt to net worth ratios, as well as a minimum tangible net worth, as defined. As of June 30, 1998 the Company had $14.7 million outstanding under the Credit Agreement and the interest rate on such advances was 6.4%.

In addition, the Company has subordinated notes payable to Eli Lilly and Company totaling $1.5 million which originated in the acquisition by the Company of certain foreign assets. These notes mature on January 31, 2001 and bear interest at LIBOR plus 3.25% . A note with a principal balance of $1.0 million matured November 15, 1998; however, the Company elected to prepay and repaid the debt during June 1998.

The Company believes, based upon the current level of operations and anticipated growth, that funds generated from operations and available borrowings under the Credit Agreement, will be sufficient over the next twelve months for the Company to make anticipated capital expenditures and fund working capital requirements.

Approximately 26% of the Company's sales during the six months ended June 30, 1998 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its revenues. Certain of the Company's international receivables are denominated in foreign currencies and exchange rate fluctuations impact the carrying value of these receivables. The Company has elected to hedge certain assets denominated in foreign currencies with the purchase of forward contracts. Historically, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations and, with certain hedging activities, the Company does not expect such fluctuations to be material in the foreseeable future.

The Company has begun to review the impact of the Year 2000 upon its business products. The Company has recently completed a successful transition to a new, fully integrated, computer system with a heavy emphasis in the manufacturing process. The transition also included migration to a PC based, network environment. The new manufacturing and financial modules within the system are designed to deal with the Year 2000. The Company's European computer system, currently used for administration purposes, is scheduled for a modest software upgrade that is Year 2000 compliant. This upgrade is scheduled for the beginning of 1999. Based in its initial assessment, the Company does not believe the software in the Company's products currently in the marketplace will be materially affected by the Year 2000. The Company has not yet determined the full effect this event may have on its customers, suppliers, and other business partners.

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

EFFECT OF INFLATION

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material affect on the Company's business over the past several years.

------------------------------------------------------------------------------

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

As disclosed in the Company's Annual Report on Form 10(K) for the year ended December 31, 1997, the Company and Heartstream, Inc. ("Heartstream") entered into a settlement agreement during October 1997. The settlement agreement dismissed with prejudice all previous lawsuits and claims between the Company and Heartstream. During May 1998, Heartstream initiated litigation against the Company that contends the Company violated the terms of the October 1997 settlement agreement. The Company had previously sent correspondence to Heartstream regarding violations of the settlement agreement by Heartstream and has since filed a counter-claim against Heartstream. The Company intends to vigorously defend itself against Heartstream's claims and to pursue its claims against Heartstream.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual meeting of Shareholders held on May 5, 1998, the following actions were taken:


1.   Election of Nominated Directors          For: 15,500,881     Against: 0         Abstain: 70,867

2.   Ratification of Price Waterhouse LLP     For: 15,562,353     Against: 6,325     Abstain:  3,070
           as Independent Auditors


No other matters were submitted to or actions taken by the Shareholders at said Annual Meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


Exhibit No.   Description of Exhibit
-----------   ----------------------
    10.22     Supplemental Retirement Plan for the Executive officers of the
               Company.
    27.1      Financial Data Schedule.


REPORT ON FORM 8-K

On July 10, 1998, the Company filed a Form 8-K dated June 27, 1998, reporting the anticipated merger with Medtronic, Inc. and filing a copy of the related Agreement and Plan of Merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated August 15, 1998
                                PHYSIO-CONTROL INTERNATIONAL CORPORATION

                               By          /s/ Joseph J. Caffarelli
                                  --------------------------------------------
                                Joseph J. Caffarelli
                                Executive Vice President and Chief Financial
                                Officer